Form 10KSB
period 2006-09-30
XIOM CORP
filed 2007-01-16
CIK 1160479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the fiscal year ending September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the transition period from _________ to _________

Commission file number: 333-124704

XIOM CORP.
(Name of small business issuer in its charter)

Delaware	11-3460949
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

78A Lamar Street, West Babylon, New York 11704
(Address of Principal executive offices)     (Zip Code)

Issuer’s telephone number: (631) 643-4400

Securities registered under Section 12(b) of the “Exchange Act”
Common Share, Par Value, $.0001
(Title of each Class)

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes  ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for its most recent fiscal year: $ 629,336

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of January 16, 2007, was approximately $3,625,000.

The number of shares of Common Stock outstanding, as of January 16, 2007 was: 7,533,260

Transitional Small Business Disclosure Format (check one): Yes ☐; No ☒

XIOM CORP.
ANNUAL REPORT ON FORM 10-KSB

For Fiscal Year Ended September 30, 2006

INDEX

		Page No:

PART I		3
ITEM 1.	DESCRIPTION OF BUSINESS	3
	Plan of Operations	8
	Results of Operations	9
ITEM 2.	DESCRIPTION OF PROPERTY	10
ITEM 3.	LEGAL PROCEEDINGS	10
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
	HOLDEDRS	10

PART II		11
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS	11
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF
	OPERATION	12
	Off Balance Sheet Arrangements	15
ITEM 7.	FINANCIAL STATEMENTS	F-1
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL
	DISCLOSURE	16
ITEM 8A.	CONTROLS AND PROCEDURES	16
ITEM 8B.	OTHER INFORMATION	16

PART III		16
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
	CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF
	THE EXCHANGE ACT	16
ITEM 10	EXECUTIVE COMPENSATION	18
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	AND MANAGEMENT	20
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	21
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K	22
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	22

Signatures		23

XIOM CORP.

Part I

Item 1. Description of Business

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

ABOUT OUR COMPANY

How our company is organized
XIOM Corp, formerly Panama Industries, Ltd., (“XIOM”), was incorporated in Delaware on March 2, 1998. The company formally changed its name to XIOM in August 2004.

Spin-off from the former parent company

The former parent of XIOM, ThermalTec International, Corp. (“TTI”), now Accountabilities, Inc. and publicly traded under the symbol “ACTB”, was incorporated in 1994 under the laws of the State of Delaware. XIOM was spun-out of TTI in July of 2001 to its shareholders of record as of June 22, 2001, upon which each shareholder of TTI received one (1) share of XIOM common stock for every three (3) shares of TTI common stock. XIOM was spun-off because it had a specific technical focus that needed further development and TTI had intended to focus on specific target merger candidates involved in a totally unrelated business. In May and June of 2001, TTI was seeking to enter into a series of transactions to acquire up to eleven separately owned Comprehensive Outpatient Rehabilitation Facilities (“CORF”) that were managed by a Florida based company named Total Health Care Consulting, Inc. At that time, TTI management decided that the combination of XIOM and these businesses would have been difficult to integrate, cause numerous management problems as well as accounting and financial reporting issues. As such, it was decided by the management of TTI that XIOM, as a wholly-owned subsidiary, would be better off as a separate stand alone company, able to focus on its own specific operations and business plan objectives. XIOM has been, since inception, engaged in the thermal spray coating industry. Its primary business objective is to continually refine and market their polymer based thermal spraying coating technology.

Where you can find us

Our corporate offices and manufacturing facility are located at 68A Lamar Street, West Babylon, New York. The main telephone number is (631) 643- 4400. Our website is http://www.xiom-corp.com. Any information contained on our website should not be considered as part of this prospectus. The information contained on our website is used for disseminating sales and marketing purposes.

BUSINESS OF THE COMPANY - PRINCIPAL PRODUCTS AND SERVICES

Materials used with XIOM 1000 System are produced from various formulas of plastic powders. The powder mixture is melted and projected onto a substrate via a mixture of air and flammable gases that produce the actual coating. The air, flammable gases and powder mixture are brought together through a specialized and patented gun with a flame nozzle where the powder material is melted and sprayed forward onto the surface to be coated. The gases and heated coating are cooled by the surface that it adheres to.

The company is a technology business offering delivery of plastic powder coatings at on-site locations utilizing the XIOM 1000 System. Powder coating currently is a process in which metal parts are brought into a factory environment where they are cleaned and prepared to receive a powder coating. Plastic in powder form is then applied to the various metal parts by means of an electrostatic charge that causes the powder to adhere to the surface. The coated part is then heated in an oven for a period of time to cause the plastic to melt and adhere to the substrate. Our process operates differently. Although we use plastic powder, we do not electrostatically charge that powder in order for it to adhere to a substrate. We use a different mechanism which simultaneously applies and fuses the powder to a substrate. The advantage of this process is that the coating process is totally portable and can be applied anywhere, not necessarily in a factory setting, and can be applied without use of an oven to cure the coating., and can be applied to most substrates in addition to the metal substrate to which powder coatings are traditionally applied in a factory, using an oven.

The company’s plastic spray technology is unique and has patents pending. The patents cover technology and processes to apply and deliver powder coatings through a specialized spray system that allows those coatings to be applied both on site and in a factory. The patents will last, upon issuance for a period of 17 years, unless other patents are applied for. With our process, the on-site plastic powder coating process, you can deposit coatings on wood, steal, fiberglass, concrete and plastic - a variety of substrates not all available to traditional powder coating. Our process is quick, does not use an expensive oven for curing and can be used both outside and inside a building.

The technology associated with the XIOM 1000 Thermal Spray system was developed personally by the two operating officers of the Company, who, in August 2004, irrevocably transferred all rights title and interest in all current patents, patents pending and any future intellectual property rights that may be derived from this technology in exchange for restricted common shares on the Company. This technology was developed and enhanced over time with funding from contacts with the New York State Energy Research & Development Authority (“NYSERDA”). The refinements made to the technology pursuant to these contracts have resulted in the XIOM 1000 Thermal Spray system that is currently marketed for commercial sale.

HISTORY OF THE TECHNOLOGY

The history of applying polymer coatings dates back to the early 1950’s starting with the fluidized bed process and then in the 1960’s to the Electrostatic Powder Sprayer (EPS). Today EPS is the standard for applying organic polymer coatings. It is commonly referred to as “Powder Coating” which to this familiar with the process means EPS applied plastic powder coatings followed by oven curing at approximately 400 F, where melting and film formation takes place.

EPS is a large business today as polymer coatings, thermoplastic and thermoses are applied to a variety of substrates. They can be applied to cold surfaces before being cured to film thickness typically between 1 to 4 mils (50-200 microns). There are little Volatile Organic Compounds (VOC) and reduced Hazardous Air Pollutants (HAP). For these reasons EPS has captured substantial business form the established liquid coating processes (Painting).

The company’s products contain no VOCs (volatile organic compounds). There is a current trend by the EPA to ban VOCs for products sold to the public for safety and health purposes, but there is no guarantee that our VOC-less products, although safer, will prove to be any more functionally effective than those alternative coating products such as paints that do have VOCs.

The traditional powder coating industry, directly competitive to the company’s products, usually requires a large investment in ovens and production lines, sophisticated preparation and cleaning equipment, and in many cases operates with sophisticated in-line computerized production control systems to manage the powder coating process. The XIOM system is designed to do powder coating outside a traditional factory setting. The company’s system enables a plastic coating to be directly sprayed onto a surface, contains no preparation equipment and requires no oven with which to cure powder coatings. The company’s system has no computerized control whatsoever and, in fact, does not even use electricity but relies on air, propane and oxygen to achieve a coating result.

Traditional powder coaters who do coating inside a factory environment could possibly try to re-engineer their systems to prevent the company from selling its systems. But it would require them to manufacture smaller, more portable ovens as well as develop more portable production and control systems in order to compete with the company’s on-site coating capability. The company acknowledges that in the event that enough traditional powder coaters alter their existing operations and create portable systems and ovens that could be mounted on mobile units equipped with power systems for operation, might compromise our ability to sell our $8,000 systems.

There can be no assurance that the company’s technology will ever supplant traditional powder coating technology and become commercially successful. However, our technical data on our coatings gives us grounds to be optimistic (see attached test results from an independent laboratory). Because Xiom coatings are actually solid plastic coatings, they have the possibilities of being more durable and weather-resistant than conventional painting systems which are another large alternative to the company’s powder coating systems.

The company, believes, but cannot prove that its coatings are superior to paint. The company would have to conduct long term tests of its solid plastic coatings versus liquid paints in many environments over a period of many years using an independent agency to monitor such tests to prove its belief/. The expense to do so would be extremely high since some plastic coatings are reputed to last many years. The company would have to continue to pay its overhead during such tests and possibly not sell anything because customers may want such proof and might not want to rely on our assertions, or the assertions of other plastic feed stock manufacturer’s as to the efficacy of plastic after it passes through our system. In that case the company would run out of funds long before such tests were completed. Investors would be well advised not to invest in the company if they need the assurance of long term testing on coatings from our process being able to outlast paint coatings. In this case the company would strongly advise such investors not to invest in the company.

Unlike most painting systems, Xiom’s coatings have no dripping and overspray problems and absolutely no VOCs. Xiom materials cure instantly after being applied and no curing ovens are needed.

Due to the fact that the entire Xiom system weighs just 70 pounds, the entire system can be easily used onsite. The company is acting on its belief that there is a demand for plastic coatings applied outside a factory setting; the company cannot prove that its belief is accurate.

Xiom coatings can be applied at thicknesses from 3 mls up to 1 inch as compared to traditional powder coatings which usually vary from 1 to 4 mls thick. The company believes that thicker coatings generally give greater protection against corrosion than thin coatings. The company does not have definitive data to conclusively prove this assertion.

EPS applied plastic coatings are further characterized by their wide use in OEM and production applications for decorative purposes where appearance and durability are required. While there is some use of functional EPS coatings, by and large the vast majority of use for decorative applications. Large numbers of relatively small components can best take advantage of the economic benefits from EPS powder processing thus conforming to the limits of batch processing and over size restrictions.

UNIQUE THERMAL SPRAY TECHNOLOGY

The XIOM powder spray process uses the rich history of EPS Powder Coatings but takes the technology a step further to meet the field requirements of on-site liquid painting, thus bridging the gap between “in house” EPS and “on-site” liquid painting developing a true portable on-site polymer coating system.

Two major advances account for XIOM’s coating technology;

First, The XIOM 1000 Thermal Spray system is currently the Company’s only equipment product for on-site portability. It permits spraying of relatively low melting point polymer powder without over heating and generation of combustion (with no VOC’s). High deposit rate and efficiency further characterize the XIOM 1000 system.

Second, XIOM plastic powders are designed specifically for Thermal Spraying. New materials technology utilizing multiplex combinations, blends, additives and composites, this taking advantage of synergy and covalent bonding to produce exceptionally high adhesion to most substrates and functional properties heretofore not possible with polymers (plastic coatings). For instance XIOM is the first to produce thermal sprayed polymer/zinc primer coats, which deliver very high quantities of zinc to the substrate for corrosion control. These polymer/zinc primer coatings not only bond securely to steel substrate, but they facilitate bonding of sprayed top coatings as well.

Many XIOM powders are unique and therefore patentable, with patents pending. Substrates such as wood, plastic, masonry and fiberglass - not processable via EPS - are now readily sprayable with the XIOM 1000 system, along with steel, aluminum and non-ferrous substrates.

The new powder coatings properties produced with the XIOM 1000 system are manifested in the wide variety of applications both functional and decorative now solvable.

The Company currently has 15 varied material formulations to create spray coatings. The Coating functionality includes any-corrosions; wear resistance, architectural, anti-foul, anti-microbial, anti-graffiti, glow-in-the-dark, and grip and release. The Company’s materials come in over 100 different colors. The completely portable delivery system consists of a 70 pound combination of a patent pending spray gun, patent pending powder feeder and control console retailing for a total of $7,900. Material costs for the powder range from anywhere from $4 to $18 a pound, depending on their functionality. The Company can mix ceramics and metals, if desired, for added wear, into its plastic coatings and can add anti-microbial formulations into the coatings. The system sprays eight pounds of plastic material an hour using different spray nozzles, allowing for both round patters and a 4-inch fan spray pattern. The system is electrically controlled. The fuel system is oxygen and propane with air as a cooling gas. Preparation of surfaces is the same as for painting. Since these are plastic coatings, all solids with no hollows and voids, they will last longer than paint-based coating systems. They can be applied thick or thin and have no volatile organic compounds as part of their makeup.

PLAN OF OPERATIONS

Liquidity, Capital Resources and Operations:

During the fiscal years ended September 30, 2006 and 2004, net cash used by operating activities was $513,035 and $146,657, respectively. The Company incurred net losses of $801,321 and $413,802 for the fiscal years ended September 30, 2006 and 2005, respectively. Additionally, at September 30, 2006, the Company had a Stockholders’ (Deficit) of approximately $245,000.

 These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operations, it will need to seek financing from outside sources.  To this end, the Company is constantly pursuing private debt and equity sources.  It is also the intention of the Company’s management to improve profitability by significantly increasing sales of its patented thermal spray process in fiscal 2007 while maintaining reasonable levels general and administrative expenses as the company grows.

As disclosed elsewhere in this filing, the Company completed a private placement of equity in March 2006 whereby it raised $342,000 of additional financing. The Company closed another private placement offering in September where it raised $302,000 of additional financing. However, there is no assurance that these financings, nor any future financing, if successful, will be sufficient to allow the Company to operate profitably or successfully. Furthermore, the Company eliminated $280,000 of current liabilities and $155,000 of shareholder loan by exchanging these obligations in lieu of payment for the exercise of certain stock options in March and September of 2006.

Under the federal securities laws, any offering of securities must be registered unless an exemption from registration is available, and, with limited exceptions, no exemption from registration is generally available for a private placement transaction which is made concurrently with a public offering.  We may be considered to have commenced a public offering of securities on May 6, 2005, when we first filed the registration statement on Form SB-2.

In private placement transactions completed subsequent to the filing of our initial registration statement, from January 1, 2006 through October 20, 2006 (the effective date of the registration statement) we sold a total of 563,718 shares of restricted common stock from which we received gross offering proceeds of $670,399. These securities were offered and sold in reliance upon claimed private placement exemptions from registration. As a result, the purchasers of the shares may have the right to claim that the purchase transactions violated the federal securities laws. If any of these transactions did violate federal securities laws, the purchasers in those transactions may have claims against us for damages or for rescission and recovery of their full subscription price, plus interest. Although none of the purchasers of these shares has made or threatened any claim against us alleging violation of federal securities laws, in the event the purchasers of these securities successfully asserted claims for rescission it would have a substantial adverse effect on our business and on our ability to continue to operate. We may not have sufficient funds available to pay such claims, and there is no assurance that we would be able to obtain funds from other sources.  In that event, we may be forced to cease operations and liquidate our available assets to pay our liabilities, including, but not limited to, the rescission claims.

Results of Operations:
For the Fiscal Years Ended September 30, 2005 vs. September 30, 2004

For the fiscal year ended September 30, 2006, the Company had $629,336 in sales and cost of sales of $423,415. This is in comparison to total sales of $184,445 and cost of sales of $145,601 for fiscal year ended September 30, 2005. The increase in sales and cost of sales in fiscal 2006 results primarily from a significant increase in system and powder sales compared to fiscal 2005. Sales and cost of sales for fiscal 2005 resulted primarily from the Company’s development contract with NYSERDA. Sales related to the patented thermal spray technology only began to ramp up in the second half of fiscal 2005. Gross profit for fiscal 2006 was $205,921, an increase of $167,077, or 430%, compared to the gross profit in fiscal 2005 of $38,844.

General and administrative expenses increased by approximately $ 555,000 from fiscal 2005 to fiscal 2006.  This increase was due to additional consulting engineering expense to refine the thermal spray process as well as sales consulting, marketing expenses and general overhead increases necessary to accommodate the anticipated customer demand from the formal product roll-out that commenced at the end of the third quarter of fiscal 2005. The Company also expanded into an additional 7,000 square foot facility that is better equipped to handle the increased volume of spray system assemblies and powder formula mixing. This also required that additional employees be hired for the manufacturing and warehouse operations.

The net loss increased from $413,805 ($.07 per share) to $805,821($.13 per share) from 2005 to 2006, respectively. This increase of approximately $392,000 was directly related to the increase in general and administrative expenses described above.

We have, in our history, generated limited income from operations, have incurred substantial expenses and have sustained losses. In addition, we expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. We expect our operating expenses to increase as a result of our planned expansion. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. We expect to have quarter-to-quarter fluctuations in revenues, expenses, losses and cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some beyond our control, including regulatory actions, market acceptance of our products and services, new products and service introductions, and competition.

Inflation:

The amounts presented in the financial statements do not provide for the effect of inflation on the Company’s operations or its financial position. Amounts shown for machinery, equipment and leasehold improvements and for costs and expenses reflect historical cost and do not necessarily represent replacement cost. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Employees:

As of December 31, 2006, we employed approximately 10 persons. None of our employees are covered by collective bargaining agreements. We believe that our relations with or employees are good.

Item 2. Description of Property

XIOM leases approximately 9,000 square feet of manufacturing and warehouse facility in West Babylon, New York pursuant to a four-year lease at $6,000 per month. This location also serves as Corporate Headquarters. The Company also leases separate office space in Westbury, New York on a month-to-month for $1,450 per month. Rent expense, net of sub-lease income, for fiscal 2006 and 2005 was approximately $60,000 and $29,500, respectively. The manufacturing and warehouse facility is adequate for the needs of the Company at this time. However, if it were necessary to expand the manufacturing and warehouse capacity, the Company would need to relocate its facilities, at an additional cost per month. Such location would be relatively easy to locate, however the initial cost of moving might be substantial.

Item 3. Legal Proceedings

We are not aware of any litigation, pending, or threatened at this time.

Indemnification of Officers and Directors

At present we have not entered into individual indemnity agreements with our Officer or Director. However, our By-Laws and Certificate of Incorporation provide a blanket indemnification that we shall indemnify, to the fullest extent under Delaware law, our directors and officers against certain liabilities incurred with respect to their service in such capabilities. In addition, the Certificate of Incorporation provides that the personal liability of our directors and officers and our stockholders for monetary damages will be limited.

Item 4. Submission of Matters to a Vote of Security Holders

None

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

General:
The authorized capital stock consists of 10,000,000 shares of common stock, par value $.0001 per share. As of January 16, 2007, there were 7,533,260 shares of Common Stock issued and outstanding. This does not include shares underlying warrants or options yet to be exercised. The following summary description of the Common Stock is qualified in its entirety by reference to the Company's Certificate of Incorporation and all amendments thereto.

Common Stock:

Our authorized capital stock consists of 10,000,000 shares of common stock, par value $.0001 per share. Each share of Common Stock entitles its holder to one non-cumulative vote per share and, the holders of more than fifty percent (50%) of the shares voting for the election of directors can elect all the directors if they choose to do so, and in such event the holders of the remaining shares will not be able to elect a single director. Holders of shares of Common Stock are entitled to receive such dividends, as the board of directors may, from time to time, declare out of Company funds legally available for the payment of dividends. Upon any liquidation, dissolution or winding up of the Company, holders of shares of Common Stock are entitled to receive pro rata all of the assets of the Company available for distribution to stockholders.

Stockholders do not have any pre-emptive rights to subscribe for or purchase any stock, warrants or other securities of the Company. The Common Stock is not convertible or redeemable. Neither the Company's Certificate of Incorporation nor its By-Laws provide for pre-emptive rights.

Price Ranges of XIOM CORP. Common Stock:

Market Information
The Company’s Common Stock is traded on the NASD OTC Bulletin Board under the symbol “XMCP” commencing on or about December 18, 2006.

There is currently a limited trading market for the Company’s Common Stock with the price being very volatile. Inasmuch as the stock has been trading only since December 18, 2006, there is not sufficient information to indicate with this filing. The price has been between $2.75 and $.75

Liquidation:

In the event of a liquidation of the Company, all stockholders are entitled to a pro rata distribution after payment of any claims.

Dividend Policy:

The Company has never declared or paid cash dividends on its common stock and anticipates that all future earnings will be retained for development of its business. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, the financial condition of the Company and general business conditions.

Stock Transfer Agent:

Our transfer agent and registrar of the Common Stock is Manhattan Transfer Registrar Company, P.O. Box 756, Miller Place, NY 11764, (631) 928-7655 , (631) 928-6171 Fax

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Forward-looking Information

Certain statements in this document are forward-looking in nature and relate to trends and events that may affect the Company’s future financial position and operating results. The words “expect” “anticipate” and similar words or expressions are to identify forward-looking statements. These statements speak only as of the date of the document; those statements are based on current expectations, are inherently uncertain and should be viewed with caution. Actual results may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions and other unanticipated events and conditions. It is not possible to foresee or to identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date of this document that may affect the accuracy of any forward-looking statement.

XIOM, Corp.’s plans for the next twelve months

The company is pursuing an advertising and promotion expense-to-sales ratio that would allow it to act profitably. At the present time, the company’s operations expenses are approximately $24,000 a month. With the addition of advertising and promotion expenditures, these expenses would increase to $30,000 per month. Other significant recent expenses over and above our monthly run rate are expenses for patents on equipment and materials, and for professional fees expended during the SB-2 registration process, which would not be recurring.

Gross profit on each XIOM system is approximately $5,000, which would require us to sell six systems directly and/or nine systems a month indirectly through distributors to cover our operating costs.

It is too early for us to calculate an accurate figure on the number of pounds of powder coating materials we will sell for each system sold. The more XIOM materials used per gun, the more revenue would be made by the company. The company however cannot be sure that it can sell the required number of systems and powder materials each month to help the company remain viable and that the servicing of each system sold might not become very expensive. If this occurred it would cause the company to lose profits on those systems’ sales. If this situation occurred and could not be corrected in a timely fashion, the company could ultimately become insolvent.

In addition to a Canadian distributor (Jaddack Creations, Inc.), the company has two other small distributors in the U.S. The U.S. distributors are located in Texas and New York. The terms of the Distribution Agreements state that the distributor has the right to distribute the XIOM products in a certain territory. The agreements set a price for the product. There are no other financial terms or minimum amounts that the Distributor is required to meet.

We are currently in preliminary negotiation to launch a distributorship in Europe, although there are no specific terms or parties agreed upon at this time. There is no guarantee that these negotiations will be successful. If such negotiations were successful, there still can be no assurance that a distributor could sell the company’s system successfully in Europe. The company has sold one system to date in Europe. That sale was unforeseen and not expected by the company.

We shipped approximately 70 units in fiscal 2006, and we currently continue to have a back order of approximately 35 units. With the potential orders from interested parties and the new Agreement with the Department of the Navy, we expect that number to increase. Based on the current status of orders and expected orders we can maintain operations almost indefinitely.

The company has shipped more than 40 of its spray systems in the last 8 months since it introduced the XIOM 1000 system, including re-orders for the spray systems, and is currently receiving orders for slightly more than two systems a week as well as corresponding orders for the spray powders. There is no guarantee that the company can continue to make sales in the future; unforeseen problems could occur and slow or completely halt sales. If after 12 months such unforeseen problems occurred and the company stopped making sales, the company would be effectively out of business with no assurance that it could raise new funds to keep its endeavors going and remain solvent.

The company shipped 15 systems in April, another 12 in May, and another 15 in June, and continues to receive additional orders. Even though the company currently has approximately 70 orders to ship, and is optimistic about its future, it cannot guarantee these results will continue because the company cannot judge whether customers who are placing orders for its system are indicative of long term sustained demand. The company can only predict sales when it actually has an order at this time.

The Company expects that its expenses will be a total of $200,000 for the next six months, not counting promotional expenses for the selling of the guns or cost of manufacturing the products. The Company expects that it can cover these expenses with the revenue for its current contract with New York State. After six months, the Company would have to depend on system sales to cover the monthly expenses. The Company expects that selling five systems per month, it can sustain itself indefinitely.

We are able to manufacture the full line of equipment and manufacture and delivery of XIOM materials to those same customers. The company’s planning has not gone further than this until it could raise working capital for the seminars planned. Lack of success with the promotional seminars would signal impaired general viability of the process. If the promotional seminars are a success, the system would become self-financing without the need of future cash infusions. The company cannot say with assurance what the results of those intended seminars might be. Our sale of 20 guns was achieved with promotional revenues of approximately $10,000. Based on this small and admittedly inconclusive sample, the company believes that it can generate sustained revenues by means of the promotional seminars.

The Company expects it has enough cash resources and revenue to cover expenses for the foreseeable future as long as it continues to slowly make sales and manufacture the guns and products. However, without increased revenues or additional capital, it is extremely likely that our marketing plan will not be able to be completed. This would significantly hamper out efforts to enter into the product niche as and when we would like.

The company believes that it has enough funds to operate for the next 12 months even if it does not sell any systems, the company bases that statement on the following facts and assumptions: (a) It has a $500,000 New York State contract to create a sophisticated spray unit that will apply XIOM’s patent-pending powder coatings for printing and paper rolls as well as oil and gas pipelines. (b) It has received from the U.S. Navy that within the next few months it will be receiving a U.S. Navy contract, for research to develop spray systems and powder coatings to finish and re-finish the exteriors and interiors of vessels.

On May 17, 2006, we received a Phase I contract with The Department of the Navy for $70,000 to explore the technical feasibility of modifying standard XIOM equipment to operate on propane and air eliminating oxygen; to reduce the weight and physical size of the system; to simplify the functions; and to increase the spray pattern up to 9 to 12 inches. The option portion is to effect the lead into the Phase II contract whereby a deliverable system will be fabricated for the Navy’s testing at its warfare facility in Washington, D.C. The Navy is highly interested in the use of this system for applying XIOM coatings to the interior of difficult to reach areas on ship board spaces, hence the reasons for a smaller, lighter, more portable system.

The Phase II portion of this contract will be up to $750,000, if exercised by the Navy.

The company acknowledges, however, that it has never had a U.S. Navy contract before and that it may have to consult with experienced companies whose expertise is to perform on such government contracts

The source of liquidity would come from two sources. Internally, as we slowly increase sales, we would be able to increase the acquisition of raw materials and increase production. This would increase the short-term liquidity of the Company. Externally, we would gain long-term liquidity from the sale of common stock and from the exercise of warrants by the shareholders from the recent private placements.

There are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company’s short-term or long-term liquidity, other than the inability to sell our products, or the failure to sell any of future shares of common stock or the exercise of the warrants by the shareholders.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7. Financial Statements

XIOM, Corp.

FINANCIAL STATEMENTS

AS OF AND FOR THE FISCAL YEARS ENDED

September 30, 2006 and 2005

N. Blumenfrucht CPA PC
1040 East 22nd Street
Brooklyn New York 11210
Tel.- 718-692-2743
Fax -718-692-2203

To The Board of Directors and Stockholders of XIOM Corp.

We have audited the accompanying balance sheets of XIOM Corp. as of September 30, 2006 and 2005 and the related statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Oversight Board (United States) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XIOM Corp., as of the September 30, 2006 and 2005 and the results of its operations and its cash flows for the years ended September 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that XIOM Corp. will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has an accumulated deficit of approximately $245,000. The Company incurred a net loss for the period ended September 30, 2006 of approximately $800,000 and has working capital of approximately $130,000 These factors raise substantial doubts about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Brooklyn New York
January 10, 2007

/s / N. Blumenfrucht CPA PC

XIOM, Corp.
Balance Sheets

	As Of September 30,
	2006	2005
Assets
Current Assets
Cash and Cash Equivalents	$90,495	$20,077
Accounts Receivable, Net of
Allowance for Doubtful Accounts	126,191	13,882
Inventory	54,800	11,010
Prepaid Expenses	99,378	0
Other Current Assets	21,117	0

Total Current Assets	391,981	44,969

Fixed Assets, Net of Accumulated
Depreciation & Amortization	98,953	45,882

Other Assets
Patents Pending, Net of
Accumulated Amortization	163,445	114,100
Retainage Receivable	22,377	6,258
Security Deposits	6,815	2,148

Total Other Assets	192,637	122,506

Total Assets	$683,571	$213,357

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable and
Accrued Expenses	$204,889	$33,196
Accrued Compensation	0	120,000
Notes Payable	53,578	14,000

Total Current Liabilities	258,467	167,196

Long-Term Liabilities
Shareholder Loan	0	138,937

Total Liabilities	258,467	306,133

Common Stock, Subject To Rescission Rights	670,399	0

Stockholders' Equity (Deficit)
Common Stock	653	584
Additional Paid-In Capital	1,444,415	791,182
Retained Earnings (Deficit)	(1,690,363)	(884,542)

Total Stockholders' Equity (Deficit)	(245,295)	(92,776)

Total Liabilities and
Stockholders' Equity Deficit)	$683,571	$213,357

See accompanying notes to financial statements

XIOM, Corp.
Statements of Operations

	For The Years Ended September 30,
	2006	2005

Sales	$629,336	$184,445

Cost of Sales	423,415	145,601

Gross Profit	205,921	38,844

General and Administrative Expenses	1,007,242	452,646

Operating Income (Loss)	(801,321)	(413,802)

Other Income (Expenses)	(4,500)	0

Net Income (Loss)	($805,821)	($413,802)

Basic and Diluted Income (Loss) per Share	($0.13)	($0.07)

Weighted Average Number of Shares Outstanding	6,374,448	5,715,399

See accompanying notes to financial statements

XIOM, Corp.
Statements of Stockholders' Equity (Deficit)
For The Years Ended September 30, 2006 and 2005

	Common Stock			Additional	Retained	Total
	Per Share	Number of	Par	Paid-In	Earnings	Shareholders'
	Amount	Shares	Value	Capital	(Deficit)	Equity (Deficit)

Balance, September 30, 2004		5,576,373	$557	$551,930	($470,740)	81,747

Shares issued pursuant to a private placement
of restricted common stock in March 2005	$0.75	157,062	16	117,783		117,799

Non-employee option grant in March 2005				40,000		40,000

Shares issued for services during the year
ended September 30, 2005	$0.75	98,640	10	73,970		73,980

Shares issued to purchase fixed assets
in July 2005	$0.75	10,000	1	7,499		7,500

Net (Loss) for the year ended September 30, 2005					(413,802)	(413,802)

Balance, September 30, 2005		5,842,075	$584	$791,182	($884,542)	($92,776)

Shares issued for services during the year
ended September 30, 2006	$0.75	15,030	2	11,271		11,273

Shares issued for services during the year
ended September 30, 2006	$1.30	128,484	13	167,016		167,029

Exercise of non-quaified options in March 2006	$0.75	460,000	46	344,954		345,000

Exercise of non-quaified options in September 2006	$0.75	53,333	5	39,995		40,000

Exercise of non-quaified options in September 2006	$1.50	33,333	3	49,997		50,000

Non-employee option grant in March 2006				40,000		40,000

Net (Loss) for the year ended September 30, 2006					(805,821)	(805,821)

Balance, September 30, 2006		6,532,255	653	1,444,415	(1,690,363)	(245,295)

See accompanying notes to financial statements.

XIOM, Corp.
Statements of Cash Flow

	For The Years Ended September 30,

	2006	2005
Cash Flows from Operating Activities:

Net Income (Loss)	($805,821)	($413,802)

Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation and Amortization	21,530	13,218
Issuance of Shares for Services	178,302	73,980
Non-employee option grant	40,000	40,000
(Increase) decrease in:
Accounts Receivable, Net	(112,309)	(2,002)
Inventory	(43,790)	(8,924)
Prepaid Expenses	(99,378)	0
Other Current Assets	(2,476)	1,316
Retainage Receivable	(16,119)	20,076
Security Deposits	(4,667)	0
Accounts Payable and
Accrued Expenses	211,693	9,481
Accrued Compensation,
Before Non-Cash Adjustments	120,000	120,000

Total Adjustments	292,786	267,145

Net cash provided (used) in operating activities	(513,035)	(146,657)

Cash Flows from Investing Activities:
Purchase of Additional Overseas Patents	(58,132)	0
Purchase of Fixed Assets	(65,814)	(19,627)

Net cash provided (used) by investing activities	(123,946)	(19,627)

Cash Flows from Financing Activities:
Sale of Restricted Common Stock,
Subject to Rescission Rights	670,399	0
Sale of Restricted Common Stock	0	117,799
Proceeds from Notes Payable	39,578	14,000
Proceeds from (repayment of) Shareholder Loan,
Before Non-Cash Adjustments	(2,578)	51,236

Net cash provided (used) by financing activities	707,399	183,035

Net increase (decrease) in cash and cash equivalents	70,418	16,751

Cash & Cash Equivalents, Beginning of Period	20,077	3,326

Cash & Cash Equivalents, End of Period	$90,495	$20,077

(Continued)

XIOM, Corp.
Statements of Cash Flow
For The Years Ended September 30,
(Continued)

	2006	2005

Supplemental Disclosures

Non-Cash Financing and Investing Activities:
Options exercised in exchange for Accrued Compensation,
Shareholder Loan and Accrued Professional Fees	435,000	0
Issuance of Shares for Services	$178,302	$73,980
Non-employee option grant	$40,000	$40,000
Issuance of Shares to Purchase Fixed Assets	$0	$7,500

Interest and Taxes:
Interest Expense	$4,500	$0
Income Taxes	$500	$500

See accompanying notes to financial statements

XIOM, Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ENTITY AND ORGANIZATION

XIOM, Corp., formerly Panama Industries, Ltd., (“XIOM or “the Company”) was incorporated in March 1998, but was inactive until May 1999. At that time, all operating assets and liabilities of Thermaltec International Corp. (“Thermaltec”), the previous parent company, were transferred into XIOM. In June 2001, XIOM was spun out from Thermaltec upon which the shareholders of Thermaltec received one common share of XIOM for every three common shares of Thermaltec. During fiscal 2003 and 2004, XIOM developed a patented industrial based thermal spray coating technology which sold directly to commercial customers and coating contractors.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenues from contracts which have terms greater than one month and are fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of actual cost incurred to date, to the estimated total cost for each contract. On those contracts which are not fixed-price in nature and which contractually require the billing of actual costs and expenses incurred during the period, revenue is recognized as the actual amount invoiced during the period. Revenues from the patented industrial thermal spray technology are currently being generated from both long-term and short-term contracts, as defined.

Estimated costs and revenues are based upon engineering estimates of the work performed to date relative to the total work required under the contract. Changes in contract estimates which result in changes in estimated profit are applied to the cumulative work accomplished on the project. The re-calculated gross profit on the contract is applied to the revenues recorded to date for the entire life of the contract and the resulting income or loss is recorded in the current period. The Company has experienced no material contract losses to date.

CASH AND CASH EQUIVALENTS

For the purpose of financial statement presentation, the Company includes cash on deposit, money market funds, amounts held by brokers in cash accounts and funds temporarily held in escrow to be cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable have been adjusted for all known uncollectible contracts and customer accounts. An allowance for doubtful contracts has been provided based on such analysis.

INVENTORY

Inventory consists of various parts, materials and supplies utilized in the assembly and the operation of the thermal spray coating system and is valued at the lower of cost (first-in, first-out) or market.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment is stated at cost. Major expenditures for property and those that substantially increase useful lives, are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in income. Depreciation is provided by utilizing the straight-line method over the estimated useful lives of the assets.

XIOM, Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

EARNINGS (LOSS) PER SHARE

The Company has adopted SFAS No. 128, “Earnings per Share”, which requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”) by all publicly traded entities, as well as entities that have made a filing or are in the process of filing with a regulatory agency in preparation for the sale of securities in a public market.

Basic EPS is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS gives effect to all potentially dilutive common shares during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

INCOME TAXES

The Company has adopted Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes”.

DEFERRED INCOME TAXES

Deferred tax assets arise principally from net operating losses and capital losses available for carryforward against future years’ taxable income.

RECLASSIFICATIONS

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year financial statements.

RECENTLY ISSUED ACCOUTING PRONOUNCEMENTS

There are no recently issued accounting standards that would have a material impact on these financial statements.

2.	INVENTORY

	As of September 30,
	2006	2005
Inventory consists of the following:

Parts and Supplies	$32,974	$5,195
Powders	21,826	5,815

Total Inventory	$54,800	$11,010

3.	PREPAID EXPENSES

Prepaid Expenses represents the net balance remaining to be written-off in fiscal 2007 related to advance payments made for two separate agreements that commenced in July 2006; one for marketing services in Asia and the other for merger and acquisition services. Both contracts, which are with two separate groups, have a one year term and are not renewable. Payment for one contract was made in restricted common stock and the other was made in both cash and restricted common stock. Shares were issued based on the fair market value of the services to be provided, converted at $1.30 per share, the estimated fair market value of the common stock on the date of both issuances.

XIOM, Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

4.	FIXED ASSETS

	Estimated useful	As of September 30,
	Life - years	2006	2005
Machinery and equipment	5-10	$66,945	$40,873
Vehicles	3-5	16,411	16,411
Office Equipment	3-5	11,781	900
Furniture and Fixtures	5-7	5,543	-0-
Leasehold improvements	5-31.5	33,438	10,120
		134,118	68,304
Less accumulated depreciation
and amortization		(35,165)	(22,422)

Net property and equipment		$98,953	$45,882

Fixed asset depreciation and amortization for the years ended September 30, 2006 and 2005 was $12,743 and $6,018, respectively.

5.	PATENTS PENDING

In August 2004, the two operating officers of XIOM, who are also shareholders, irrevocably transferred to the Company all current and future rights, title and interest in all technology and process patents pending related to the low temperature thermal spray gun, modular control unit and material powder feeder. In exchange for transferring their individual ownerships, one of the officers received 375,000 shares of restricted common stock and the other officer, who is also the inventor of record, received 850,000 shares of restricted common stock. These shares were valued at $.10 per share, which approximated the fair market value of the common stock on the date of the exchange. As such, the gross carrying value of these domestic patents is $122,500. During fiscal 2006, the Company applied for, and received, overseas patents pending in Asia and Europe for the thermal spray technology and process related to the low temperature thermal spray gun, modular control unit and material powder feeder. Legal fees and expenses incurred to obtain these patents totaled approximately $58,000. All patents are being amortized on a straight-line basis over their stated terms, which is seventeen (17) years for each. Amortization expense for fiscal 2006 and 2005 was $8,787 and $7,200, respectively. Estimated amortization expense related to these patents will be approximately $10,500 per year for fiscal 2007 through fiscal 2011.

6.	RETAINAGE RECEIVABLE

Retainage receivable represents the cumulative amount held-back from each percentage-of-completion billing pursuant to long-term contracts. Such amounts will be paid to the Company upon the completion of each contract and final customer approval. The net increase (decrease) in Retainage Receivable for fiscal 2006 and 2005 was $16,119 and ($20,076), respectively. As of September 30, 2006, the Retainage Receivable balance of $22,377 is not expected to be collected in the coming fiscal year.

7.	ACCRUED COMPENSATION

Accrued Compensation represents compensation that has been accrued for each of the two operating officers of the Company. The value of their services was determined to be $60,000 each for both fiscal 2006 and 2005. During fiscal 2006, $240,000 of Accrued Compensation was used by the two operating officers as consideration for the exercise of certain non-qualified stock options granted to them in March 2005 and March 2006 (See Note 12.).

8.	NOTES PAYABLE

Notes Payable at September 30, 2005 represents several non-interest bearing demand notes payable to certain individuals in varying amounts. At September 30, 2006, Notes Payable included thirty $1,000 convertible discounted notes, with redemption rights, dated October 1, 2005. These notes each had a one year term and a 15% discount, which yielded a 17.6% rate of return, and are convertible into 1,000 shares of restricted common stock for each $1,000 note at any time, by the holder, from month one through month twelve. The Company can redeem the notes at any time during the first eleven months by paying the face amount of the notes. The holders elected to convert these notes in the twelfth month and, as a result, 30,000 shares of restricted common stock were issued to them subsequent to the balance sheet date. Interest expense related to these notes was $4,500 for fiscal 2006. The balance of Notes Payable at September 30, 2006, approximately $23,500, represents several non-interest bearing demand notes payable to certain individuals in varying amounts.

XIOM, Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND2005

9.	SALES TO MAJOR CUSTOMERS

For the fiscal years ending September 30, 2006 and 2005, the Company had one major customer who accounted for approximately 25% and 40%, respectively, of total sales. This same customer represented approximately 16% and 0% of trade accounts receivable as of September 30, 2006 and 2005, respectively.

10.	COMMITMENTS AND CONTINGENCIES

LEASES

XIOM leases office space on a month-to-month basis for $1,450 per month. In addition, the Company leases separate manufacturing and warehouse facilities pursuant to a four year lease that expires May, 31 2010 for $6,000 per month. Rent expense, net of sub-lease income, for fiscal 2006 and 2005 was approximately $60,000 and $29,500, respectively.

CONSULTING AGREEMENTS

The Company has an agreement with a consulting engineer who provides technical support and testing services directly related to the thermal spray coating technology and the powder formulas utilized in the application process. This agreement calls for a base ten hours of work per week at $50 per hour plus reimbursement for out-of-pocket expenses, as well as 8,400 shares of restricted common stock due in advance of each contract term. Any time incurred beyond the base weekly hours is payable at $50 per hour, plus 70 shares of restricted common stock for each hour worked above the ten base hours, valued at the estimated fair market value of the common stock on the date such shares are earned. This contract automatically renews each May, but was terminated by mutual agreement between the Company and the engineer effective December 31, 2006.

XIOM has an agreement with a consulting group that provides merger, acquisition and related services to the Company for a monthly retainer of $4,000 commencing September 2005. This monthly retainer was increased to $6,000 upon the initial annual renewal in September 2006. After the initial annual renewal, this agreement renews year to year by written agreement between both the Company and the consulting group.

The Company has an agreement with a consultant to provide recurring accounting, tax and financial management services. Compensation is based on one third (33%) of any and all compensation paid to President of XIOM. Such compensation can be in the form of cash, common stock or options, or any combination thereof, and is paid in like kind at the same time said compensation is paid to the President. This agreement may be terminated by either party upon ninety days written notice to the other party.

11.	COMMON STOCK

	As of September 30,
	2006	2005
Common stock is as follows:
Common stock, $.0001 par value, 10,000,000 shares authorized.
Shares issued and outstanding	7,095,973	5,842,075
Par Value	$710	$584

In March 2005, the Company completed a private placement offering in which it sold and issued 157,062 shares of restricted common stock at a price of $.75 per share. In addition, the stockholders that purchased these shares also received a warrant to purchase one share of common stock for each share they purchased. Each warrant has an exercise price of $.75 per share and a term of one year. In February 2006, the Board of Directors of XIOM, Corp approved to extend the exercise period of the warrants issued with the private placement offering in March 2005 for an additional twelve months, through February 2007. The Black-Scholes-Merton pricing model was utilized to determine the incremental value of these warrants on the modification date. Specifically, the assumptions used in the calculation included the expected term of eleven months, a risk free rate of 3.5% and a market price volatility factor of approximately 20%. The increase to the fair value, equal to the excess of the fair value of the revalued warrants over the fair value of the original warrants on the date of modification, of approximately $8,000, was determined not to be material. As such, there was no additional accounting treatment required as a result of extending the exercise period. The shares issued in this private placement, as well as the shares underlying the warrants issued, were registered in the Company’s SB-2 filing and prospectus that became effective in October 2006.

XIOM, Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

During fiscal 2005 and 2006, the Company issued 98,640 shares and 143,514 shares, respectively, of restricted common stock to several vendors as consideration for engineering consulting, merger and acquisition consulting and marketing services provided during each fiscal year. These shares were issued based on the fair market value of the services provided converted at $.75 per share and $1.30 per share, the estimated fair market value of the common stock on the date of each issuance.

During fiscal 2006, the company sold and issued, in two separate private placements, 563,718 shares of restricted common stock for a total of $670,399. Because these shares were issued during, but not included in, the Company’s recent SB-2 registration statement, such shares are subject to rescission rights by the shareholders who purchased these shares. Common stock, subject to rescission rights, has not been included in Stockholders’ Equity, but has been disclosed separately on the face of the balance sheet (See Note 15.).

12.	STOCK OPTIONS

On March 1, 2005, XIOM granted three separate non-qualified options to purchase a total of 700,000 shares of restricted common stock at a price of $.75 per share, which approximates the fair market value on the date of the grant. The two operating officers, who are also shareholders, each received an option to purchase 300,000 restricted common shares and a consultant to the company received an option to purchase 100,000 restricted common shares as partial consideration for providing accounting services for fiscal 2005. The options are fully vested and are exercisable, in whole or in part, at the sole discretion of the grantee through February 28, 2010 and may not be assigned, or otherwise transferred. The value of the non-employee option was determined based on a calculated value method using the historical volatility of the industry sector index related to the small-cap version of the Industrial Suppliers sub-sector, within Support Services for Industrial Goods and Services. Specifically, the Company used the Black-Scholes-Merton option-pricing formula, which produced a value of $.40 per option share. This resulted in the Company recording an additional consulting expense of $40,000 for fiscal 2005 that was treated as Additional Paid-In Capital. Assumptions used in the calculation included the contractual life of the option as the expected term, a risk free rate of 3.5% and a market price volatility factor of 20%.

On October 1, 2005, XIOM granted non-qualified options to several employees of the Company to purchase a total of 67,500 shares of restricted common stock at a price of $.75 per share, which approximates the fair market value on the date of the grant. The options are fully vested and are exercisable, in whole or in part, at the sole discretion of the grantee through September 30, 2010 and may not be assigned or otherwise transferred.

On March 1, 2006, XIOM granted three separate options to purchase a total of 350,000 shares of restricted common stock at a price of $1.50 per share, which approximates the fair market value on the date of the grant. The two operating officers, who are also shareholders, each received an option to purchase 150,000 restricted common shares and a consultant to the company received an option to purchase 50,000 restricted common shares as partial consideration for providing accounting services for fiscal 2006. The options are fully vested and are exercisable, in whole or in part, at the sole discretion of the grantee through February 28, 2011 and may not be assigned, or otherwise transferred. The value of the non-employee option was determined based on a calculated value method using the historical volatility of the industry sector index related to the small-cap version of the Industrial Suppliers sub-sector, within Support Services for Industrial Goods and Services. Specifically, the Company used the Black-Scholes-Merton option-pricing formula, which produced a value of $.80 per option share. This resulted in the Company recording an additional consulting expense of $40,000 for fiscal 2006 that was treated as Additional Paid-In Capital. Assumptions used in the calculation included the contractual life of the option as the expected term, a risk free rate of 3.5% and a market price volatility factor of 20%.

In March 2006, the two operating officers, who are also shareholders, partially exercised their March 2005 options and purchased 420,000 shares of restricted common stock at $.75 per share. Accrued Compensation and the Shareholder Loan were off-set and used as consideration for acquiring these option shares. A consultant to the company also partially exercised his March 2005 options and purchased 40,000 shares of restricted common stock at $.75 per share. Accrued professional fees were off-set and used as consideration for acquiring these option shares.

In September 2006, the two operating officers, who are also shareholders, partially exercised their March 2005 and March 2006 options, and purchased 40,000 shares of restricted common stock at $.75 per share and 33,333 shares of restricted common stock at $1.50 per share. Accrued Compensation and the Shareholder Loan were off-set and used as consideration for acquiring these option shares. A consultant to the company also partially exercised his March 2005 options and purchased 13,333 shares of restricted common stock at $.75 per share. Accrued professional fees were off-set and used as consideration for acquiring these option shares.

XIOM, Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

13.	INCOME TAXES

As of September 30, 2006, the Company had net operating and capital loss carryforwards of approximately $1,700,000 and $533,000, respectively, which expire in 2016 and 2011, respectively.

At September 30, 2006 and 2005, the Company provided a full valuation allowance against the gross deferred tax asset arising from the net operating and capital loss carry forwards because, in management’s opinion at this time, it is more likely than not, such benefits will not be realized during the respective carryforward periods.

14.	RELATED PARTY TRANSACTIONS

The Shareholder Loan balance represents the net amount owed to one officer/shareholder for monies advanced from time to time to cover the Company’s short-term cash flow needs. This loan is unsecured, non-interest bearing and has no specific term for repayment. During fiscal 2006, the Company converted $155,000 of Shareholder Loan as consideration for purchasing 193,333 restricted shares of common stock upon the exercise of certain stock options held by the officer/shareholder.

15.	COMMON STOCK, SUBJECT TO RESCISSION RIGHTS

Under the federal securities laws, any offering of securities must be registered unless an exemption from registration is available, and, with limited exceptions, no exemption from registration is generally available for a private placement transaction which is made concurrently with a public offering. XIOM may be considered to have commenced a public offering of securities on May 6, 2005, when they first filed their registration statement on Form SB-2.  Subsequent to that date, from January 1, 2006 through October 20, 2006 (the effective date of their registration statement), the Company offered and sold 563,718 restricted shares of common stock for a total of $670,399. Although XIOM made these transactions in reliance upon claimed exemptions from registration that the Company believed were valid, the purchasers may claim that the transactions violated federal securities laws.  If any of these transactions did violate federal securities laws, the purchasers in those transactions may have claims against XIOM for damages or for rescission of their purchase transaction and recovery of the full subscription price paid, which would be a total of $670,399, plus interest.  As of the date of these financial statements, none of the purchasers has made or threatened any claim against the Company alleging violation of the federal securities laws. In the event the purchasers of these securities successfully asserted claims for rescission it would have a substantial adverse effect on the business and on the ability to continue to operate. XIOM may not have sufficient funds available to pay such claims, and there is no assurance that the Company would be able to obtain such funds either from the proceeds of any offering, or from other sources.  In that event, the Company may be forced to cease operations and liquidate our available assets to pay our liabilities, including, but not limited to, the rescission claims.

16.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements as of September 30, 2006, the Company has a total Stockholders’ Deficit of approximately $245,000 and has working capital of only approximately $130,000. Additionally, the Company incurred a Net Loss of approximately $801,000 for the year ended September 30, 2006 and a Net Loss of approximately $414,000, for the year ended September 30, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. However, the Company has seen a significant increase in sales orders for the patented industrial thermal spray technology from the second quarter through the fourth quarter of fiscal 2006. Furthermore, the Company plans to raise money through a series of private placement transactions in fiscal 2007 as well as expand sales by significantly increasing domestic marketing efforts as well as entering into several joint ventures and strategic alliance relationships. As a result of these factors, management believes it will have sufficient resources to meet the Company’s cash flow requirements for at least twelve months following the date of these financial statements.

XIOM, Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

17.	SUBSEQUENT EVENTS

On October 15, 2006, XIOM granted three separate options to purchase a total of 350,000 shares of restricted common stock at a price of $1.75 per share, which approximates the fair market value on the date of the grant. The two operating officers, who are also shareholders, each received an option to purchase 150,000 restricted common shares and a consultant to the company received an option to purchase 50,000 restricted common shares as partial consideration for providing accounting services for fiscal 2007. The options are fully vested and are exercisable, in whole or in part, at the sole discretion of the grantee through October 14, 2011 and may not be assigned, or otherwise transferred.

Pursuant to an agreement with an investment fund in June 2006, XIOM is responsible to pay a penalty, in the form of common stock and warrants, equal to 2% of the total investment per month beginning 90 days after the investment and until notification is received confirming their effectiveness as a publicly traded company. The agreement also requires that XIOM exchange the 192,307 restricted common shares that the fund purchased in June for registered shares upon the effectiveness of the registration statement, which included 500,000 shares for sale to the public. As a result of the effective date being October 20, 2006, the Company issued 25,000 shares of common stock and 25,000 warrants, with an exercise price of $1.30, in December 2006 as satisfaction for the penalty. The restricted common shares were also exchanged for registered common shares at that time.

During the first quarter of fiscal 2007, XIOM established several separate equity interests with joint venture partners in China, South East Asia, Massachusetts and Kentucky. The Company’s equity interest ranges from 35% to 45% of the entire legal business entity depending on several factors including the level of technology to be deployed, the related geography and size of the potential marketplace. The equity interests were acquired in exchange for the Company providing its patented thermal spray technology, application training services and product support. The principal in the Kentucky joint venture received an option, dated September 1, 2006, to purchase 100,000 shares of restricted common stock at $1.10 per share as consideration for his services in establishing and setting up a separate corporation as a master licensee of XIOM. The option is fully vested and is exercisable, in whole or in part, at the sole discretion of the grantee through August 31, 2008 and may not be assigned, or otherwise transferred. This option was exercised in full and 100,000 shares of restricted common stock were issued in December 2006 in exchange for the entire exercise price of $110,000.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8a. Controls and Procedures
Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of the chief executive officer and chief financial officer, performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) occurred during the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that no change occurred in the internal controls over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

Item 8b. Other Information

None

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors and officers of the Company are listed below with information about their respective backgrounds. Each Director is elected to serve a one year term, until the next annual meeting of the shareholders or until their successor is elected (or appointed) and qualified.

Name	Age	Position
Andrew B. Mazzone	63	Chairman, President, Chief Accounting/Financial Officer and Promoter
Thomas Gardega	57	Executive Vice President, Director and Promoter

Andrew Mazzone

Mr. Mazzone has been the Chairman and President of the company since its inception in 1998. Mr. Mazzone was the President of TTI at the time of the spin-out. He resigned as Sole Officer and Director of TTI on November 1, 2001. Thereafter, when the targeting merger candidate for TTI fell through, TTI located a potential new target for acquisition and changed its name to Steam Clean USA, Inc. on or about August 15, 2002. On July 1, 2003, Steam Clean USA, Inc. acquired Humana Trans Services Group, Ltd. At this point Mr. Mazzone was invited to become Chairman of the Board of Directors. He served in that position until January 2004, when he resigned as Chairman but remained as a Director and until May 5, 2004, when he resigned from the Board entirely. From 1970 until February 15, 1995, Mr. Mazzone was employed by Metco, Westbury, NY, a subsidiary of the Perkin Elmer Corp., a holding company, which subsidiary, Metco, was engaged in the business of development of metal spraying and metal powders. Mr. Mazzone, as President, resigned from Sulzer Metco after the acquisition of the Company in 1995. From 1995 to October, 2001 Mr. Mazzone was President of Thermaltec International.

At Metco, Mr. Mazzone held various positions, including as Director of Logistics, Director of Sales and Marketing, Director of Manufacturing, Executive Vice President and President.

Mr. Mazzone has degrees from Babson College, Babson Park, Massachusetts, in finance and an advanced degree in economics, with a specialty in economic history. Mr. Mazzone will devote full time to the efforts of the Company (See “Principal Stockholders”).

Thomas Gardega

Mr. Gardega is Executive Vice President and has been an employee of the company since September 24, 1999. Mr. Gardega brings to the Company a vast knowledge in the heat sprayed plastic coatings industry. Mr. Gardega was responsible as project manager for all field operations of electrical construction in the State of South Carolina for Basic Electrical, Inc. from January 1997 until January 1999, including purchasing, manpower acquisition, managing field office, project management and scheduling, materials, equipment, permits, and meetings.

Mr. Gardega held a position in Perkin Elmer’s (a publicly traded company), division of Metco from 1978 to 1981 as special marketing representative and field service engineer. His function included training, customer support, materials, and applicable processes.

Mr. Gardega has held management positions in commercial electrical contracting projects throughout the United States. He also was President of National Thermal Spray, Inc., a developer and marketer of thermal coating systems from May 1985 until December 1989. He is an acknowledged expert in large scale installation of electrical and communications systems. He graduated from Empire State College in New York majoring in business administration.

Code of Ethics

Our board of directors had adopted a code of ethics applicable to persons at our company who are responsible for financial management. A copy of the code of ethics is attached to this Annual Report as Exhibit 14.1.

Audit Committee and Audit Committee Financial Expert

Our board of directors acts as our audit committee. No member of our board of directors is an “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B promulgated under the Securities Act. To date, we have conducted limited operations and generated only minimal revenue since inception. In light of the foregoing, and on evaluating our internal controls, our board of directors determined that our internal controls are adequate to insure that financial information is recorded, processed, summarized, and reported in a timely and accurate manner in accordance with applicable rules and regulations of the Securities and Exchange Commission. Accordingly, our board of directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert” would be outweighed by the costs of retaining such a person.

Section 16(A) Beneficial Ownership Reporting Compliance
Under section 16 of the Exchange Act, our directors and executive officers and beneficial owners of more than 10% of the our common stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in our common stock and derivative securities. Currently, these reports are being prepared and are expected to be filed shortly.

Item 10. Executive Compensation

For the fiscal year ended September 30, 2006, no Officer/Director has been compensated with salaries or other form of remuneration except as set forth below:

Officer/Director Compensation:

Each operating officer is entitled to an annual base salary of $60,000, plus reimbursement for documented out-of-pocket expenses. The Board of Directors also grants non-qualified options annually to each officer as additional future compensation for services rendered. The timing and extent of such option grants are made at the sole discretion of the Board of Directors and have an exercise price equal to the estimated fair-market-value on the date of the grant. There is no other compensation given beyond the annual base salaries and option grants. The following Summary Compensation Table sets forth the compensation for each executive officer for the past three fiscal years ended September 30;

	Summary Compensation Table
			Long-term Compensation;
Name & Position	Fiscal Year	Annual Salary	Securities Underlying Options

Andrew Mazzone,	2004	$60,000	-0-
Chairman & President	2005	$60,000	300,000
	2006	$60,000	150,000

Thomas Gardega	2004	$60,000	-0-
Executive VP	2005	$60,000	300,000
	2006	$60,000	150,000

The following table details options granted to each executive officer in the last fiscal year ended September 30, 2006;

	Option Grants In Last Fiscal Year
	Number of Shares	Percent of Total	Exercise	Expiration
Name	Underlying Options	Options Granted	Price To Employees	Date ($/SH)
Andrew Mazzone
Chairman & President	50,000	50%	$1.50	February 28, 2011

Thomas Gardega
Executive VP	150,000	50%	$1.50	February 28, 2011

	Option Exercised In Last Fiscal Year
Name	Number of Options Exercised	Exercise Price ($/SH)	Unexercised Options	Value of Unexercised Options ($)

Andrew Mazzone
Chairman & President	300,000	$0.75	-0-	-0-
	33,333	$1.50	116,667	-0-

Thomas Gardega
Executive VP	160,000	$0.75	140,000	$77,000

Although there was value of unexercised “in-the-money” options for the fiscal year ended September 30, 2006, that value was determined based on the estimated fair market value of the Company’s common stock, which was $1.30.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Each executive officer is elected annually by the Board of Directors to hold their respective office until the annual meeting of shareholders and until their successors is chosen and qualified.

Director and Officer Insurance:

The Company does not have directors and officers (“D & O”) liability insurance at this time.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of January 16, 2007 with respect to the beneficial ownership of the 7,533,260 outstanding shares of the Company's Common Stock by (i) each person known by the Company to beneficially own five percent or more of the outstanding shares; (ii) the Company's officers and directors; and (iii) the Company's officers and directors as a group. A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days.

		Percentage of
Identity of Shareholder	Number of Shares	Beneficial Ownership
Andrew B. Mazzone	1,236,592	16.4%
513 Dryden Street
Westbury, NY 11590
President and Director

Thomas Gardega	734,786	9.8%
200 Landmark Road
Conway, SC 29527
Executive VP and Director

James Zimbler (2)(4)	728,334(2)(3)	9.7%(2)(3)
234 East College Avenue
State College, PA 16801

Michael S. Krome, Esq. (3)	728,334(3)	9.7%(3)
8 Teak Court
Lake Grove, NY 11755

All Officers and Directors as	1,971,378	26.2%
A Group (2 Persons)

*	Less than 5%

(1)
Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or entity has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or entity, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person or entity shown in the table.

(2)	Including 200,000 shares owned by JWZ Holding, Inc., which is controlled and beneficially owned by James Zimbler.

(3)
James Zimbler beneficially owns a total of 413,334 shares of common stock, which includes 200,000 shares owned by JWZ Holding, Inc. Mr. Zimbler is a control person, along with another shareholder, Michael S. Krome, Esq., who owns 40,000 shares, in Alpha Advisors, LLC, which owns 275,000 shares. The shares owned by Mr. Zimbler, JWZ Holding, Inc. and Alpha Advisors, LLC total 688,334 and when all of the ownership percentages are added, the control percentage is 9.1%, if voted as a block. The shares owned by Michael Krome and Alpha Advisors, LLC total 315,000 and when the ownership percentages are added, the control percentage 4.2%, if voted as a block. If Mr. Zimbler, Mr. Krome’s and Alpha Advisors, LLC’s beneficial ownerships are pooled, totaling 728,334 shares, the percentage is 9.7%, if voted as a block.

Item 12. Certain Relationships and Related Transactions and Director Independence.

The Company has issued the following shares to affiliates of the Company; the transactions took place on August 12, 2004:

We issued to our President, Director and Promoter, Andrew Mazzone, a total of 500,000 shares of common stock, in two separate transactions, 125,000 shares for the repayment of Officer Loans to the Company and 375,000 shares for the irrevocable transfer of certain patent and technology rights used by the Company. The shares are valued at $0.10 per share for a total of $50,000. These rights included the creation of certain proprietary technologies and applications from Mr. Mazzone’s experience in the coating industry which enhanced the patents pending received by Mr. Gardega.

We issued to our Vice-President, Director and Promoter, Thomas Gardega, a total of 850,000 shares of common stock, in two separate transactions, 475,000 shares for the irrevocable transfer of certain technology rights used by the Company, and 375,000 shares for the irrevocable transfer of certain patent rights to the Company. The shares are valued at $0.10 per share for a total of $85,000. These patent rights are as contained in the patent descriptions filed as Exhibits to the Registration statement and with the United States Patent and Trademark Office.

We issued 150,000 shares of common stock to DRB Consulting, Inc., for accounting and consulting services for fiscal 2003 and 2004. The shares are valued at $0.10 per share for a total of $15,000. David Behanna is the control person of DRB Consulting, Inc. Mr. Behanna is not an officer or director or principal shareholder of the Company.

We issued 200,000 shares of common stock to James W. Zimbler, a principal shareholder (through shares beneficial interest with Alpha Advisors, LLC.) for consulting services related to business organization and financial services performed by him in fiscal 2004. The shares are valued at $0.10 per share for a total of $20,000.

We issued 40,000 shares to Michael S. Krome, Esq. a principal shareholder (through shares beneficial interest with Alpha Advisors, LLC), for legal services performed and to be performed on behalf of the Company. The shares are valued at $0.10 per share for a total of $4,000.

Director Independence

None of our current directors are considered independent at this time

Item 13. Exhibits

Index to Exhibits:

SEC REFERENCE
NUMBER	TITLE OF DOCUMENT
3.1	Articles of Incorporation of the Registrant, as amended (1)

3.2	By-laws of the Registrant, as amended (1)

14.1	Code of Ethics (2)

31.1	Certification of Chief Executive Officer/Chief Financial/Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to section 302 of the Sarbanes-Oxley act of 2002 (2)

32.1	Certification of Chief Executive Officer/Chief Financial/Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to section 906 of the Sarbanes-Oxley act of 2002 (2)

(1)	Previously filed as an exhibit to the Company’s Form SB-2, as amended and filed on May 6, 2005, and subsequent filings.

(2)	Filed herewith.

Reports on Form 8-K:

None

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements and review of our quarterly financial statements were $10,000 and $6,500 for fiscal years 2006 and 2005, respectively.

Audit Related Fees. None.

Tax Fees. None

All Other Fees. None.

During the fiscal year ended September 30, 2006, the Registrant did not have an audit committee.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, XIOM CORP. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on January 16, 2007.

XIOM CORP.

By:	/s/ Andrew Mazzone
Andrew Mazzone, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicate;

Signature	Title	Date

/s/ Andrew Mazzone	President Principal	January 16, 2007
Andrew Mazzone	Accounting/Financial Officer and Director

/s/ Thomas Gardega	Executive Vice President	January 16, 2007
Thomas Gardega	Director