Form 10QSB
period 2006-12-31
XIOM CORP
filed 2007-02-20
CIK 1160479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-QSB
__________________________

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Act of 1934
For the quarterly period ended: December 31, 2006

Commission File number: 333-124704

___________________________

XIOM Corp.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of Incorporation or organization)

11-3460949
(IRS Employee Identification No.)

78A Lamar Street
West Babylon, New York 11704
(631) 643-4400
(Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.0001 par value	7,821,594
(Class)	(Outstanding as of February 19, 2007)

XIOM Corp.
Form 10-QSB

i

Part I:  Financial Information

Item 1.  Financial Statements

XIOM, Corp.
Balance Sheet
As Of December 31, 2006

Assets
Current Assets
Cash and Cash Equivalents	$119,085
Accounts Receivable, Net of
Allowance for Doubtful Accounts	171,516
Inventory	72,719
Prepaid Expenses	66,252

Total Current Assets	429,572

Fixed Assets, Net of Accumulated
Depreciation & Amortization	102,423

Other Assets
Patents Pending, Net of
Accumulated Amortization	173,854
Retainage Receivable	19,364
Security Deposits	6,815
Equity Investments In Joint Ventures	215,000

Total Other Assets	415,033

Total Assets	$947,028

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable and
Accrued Expenses	$284,247
Accrued Compensation	15,000
Notes Payable	24,544

Total Current Liabilities	323,791

Long-Term Liabilities	0

Total Liabilities	323,791

Common Stock, Subject To Rescission Rights	670,399

Stockholders' Equity (Deficit)
Common Stock	695
Additional Paid-In Capital	1,970,955
Retained Earnings (Deficit)	(2,018,812)

Total Stockholders' Equity (Deficit)	(47,162)

Total Liabilities and
Stockholders' Equity Deficit)	$947,028

See accompanying notes to financial statements

XIOM, Corp.
Statements of Operations
For The Three Months Ended December, 31

	2006	2005

Sales	$190,175	$81,566

Cost of Sales	152,600	31,172

Gross Profit	37,575	50,394

General and Administrative Expenses	366,024	124,918

Operating Income (Loss)	(328,449)	(74,524)

Other Income (Expenses)	0	(1,125)

Net Income (Loss)	($328,449)	($75,649)

Basic and Diluted Income (Loss) per Share	($0.05)	($0.01)

Weighted Average Number of Shares Outstanding	7,205,156	5,842,075

See accompanying notes to financial statements

XIOM, Corp.
Statements of Cash Flow
For The Three Months Ended December, 31

	2006	2005
Cash Flows from Operating Activities:

Net Income (Loss)	($328,449)	($75,649)

Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation and Amortization	6,008	3,305
Issuance of Shares for Services	60,307	0
Non-employee option grant	40,000	0
(Increase) decrease in:
Accounts Receivable, Net	(45,325)	1,156
Inventory	(17,919)	(7,431)
Prepaid Expenses	33,126	0
Other Current Assets	2,476	0
Retainage Receivable	2,973	(4,200)
Accounts Payable and
Accrued Expenses	79,358	9,993
Accrued Compensation,
Before Non-Cash Adjustments	30,000	30,000

Total Adjustments	191,004	32,823

Net cash provided (used) in operating activities	(137,445)	(42,826)

Cash Flows from Investing Activities:
Purchase of Additional Overseas Patents	(13,184)	0
Purchase of Fixed Assets	(6,703)	(1,713)

Net cash provided (used) by investing activities	(19,887)	(1,713)

Cash Flows from Financing Activities:
Proceeds from exercise of joint venture related stock option	110,000	0
Proceeds from exercise warrants	17,975	0
Sale of Restricted Common Stock	53,300	0
Proceeds from Notes Payable	966	32,500
Proceeds from (repayment of) Shareholder Loan,
Before Non-Cash Adjustments	3,681	(710)

Net cash provided (used) by financing activities	185,922	31,790

Net increase (decrease) in cash and cash equivalents	28,590	(12,749)

Cash & Cash Equivalents, Beginning of Period	90,495	20,077

Cash & Cash Equivalents, End of Period	$119,085	$7,328
 (Continued)

XIOM, Corp.
Statements of Cash Flow
For The Three Months Ended December, 31
(Continued)

	2006	2005

Supplemental Disclosures

Non-Cash Financing and Investing Activities:
Issuance of Shares for Equity in Joint Ventures	$215,000	$0
Issuance of Shares for Services	$60,307	$0
Non-employee option grant	$40,000	$0
Issuance of shares to repay Notes Payable	$30,000	$0

Interest and Taxes:
Interest Expense	$0	$1,125

See accompanying notes to financial statements

XIOM, Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMEBR 31, 2006

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of XIOM, Corp. (the “Company”) as of December 31, 2006 and the related statements of operations and of cash flows for the three months then ended. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended September 30, 2006, Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934, File No. 333-124704.

2.	NOTES PAYABLE

At September 30, 2006, Notes Payable included thirty $1,000 convertible discounted notes, with redemption rights, dated October 1, 2005. These notes each had a one year term and a 15% discount, which yielded a 17.6% rate of return, and are convertible into 1,000 shares of restricted common stock for each $1,000 note at any time, by the holder, from month one through month twelve. The holders elected to convert these notes in the twelfth month and, as a result, 30,000 shares of restricted common stock were issued to them in first quarter of fiscal 2007.

3.	COMMON STOCK

During fiscal 2006, the company sold and issued, in two separate private placements, 563,718 shares of restricted common stock for a total of $670,399. Because these shares were issued during, but not included in, the Company’s recent SB-2 registration statement, such shares are subject to rescission rights by the shareholders who purchased these shares. Common stock, subject to rescission rights, has not been included in Stockholders’ Equity, but has been disclosed separately on the face of the balance sheet (See Note 5.).

In December 2006, the Company completed a private placement offering in which it sold and issued 41,000 shares of restricted common stock at a price of $1.30 per share. In addition, the stockholders that purchased these shares also received a warrant to purchase one share of common stock for each share they purchased. Each warrant has an exercise price of $1.30 per share and a term of one year.

Pursuant to an agreement with an investment fund in June 2006, XIOM is responsible to pay a penalty, in the form of common stock and warrants, equal to 2% of the total investment per month beginning 90 days after the investment and until notification is received confirming their effectiveness as a publicly traded company. The agreement also requires that XIOM exchange the 192,307 restricted common shares that the fund purchased in June for registered shares upon the effectiveness of the registration statement, which included 500,000 shares for sale to the public. As a result of the effective date being October 20, 2006, the Company issued 25,000 shares of restricted common stock and 25,000 warrants, with an exercise price of $1.30, in December 2006 as satisfaction for the penalty. These additional restricted common shares were also exchanged for registered common shares at that time.

4.	STOCK OPTIONS

On October 15, 2006, XIOM granted three separate options to purchase a total of 350,000 shares of restricted common stock at a price of $1.75 per share, which approximates the fair market value on the date of the grant. The two operating officers, who are also shareholders, each received an option to purchase 150,000 restricted common shares and a consultant to the company received an option to purchase 50,000 restricted common shares as partial consideration for providing accounting services for fiscal 2007. The options are fully vested and are exercisable, in whole or in part, at the sole discretion of the grantee through October 14, 2011 and may not be assigned, or otherwise transferred. The value of the non-employee option was determined based on a calculated value method using the historical volatility of the industry sector index related to the small-cap version of the Industrial Suppliers sub-sector, within Support Services for Industrial Goods and Services. Specifically, the Company used the Black-Scholes-Merton option-pricing formula, which produced a value of approximately $.80 per option share. This resulted in the Company recording an additional consulting expense of $40,000 in the first fiscal quarter of 2007 that was treated as Additional Paid-In Capital. Assumptions used in the calculation included the contractual life of the option as the expected term, a risk free rate of 3.5% and a market price volatility factor of 20%.

XIOM, Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMEBR 31, 2006

5.	COMMON STOCK, SUBJECT TO RESCISSION RIGHTS

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

6.	INVESTMENTS IN JOINT VENTURES

During the first quarter of fiscal 2007, XIOM established several separate equity interests with joint venture partners in China, Europe, Massachusetts and Kentucky. The Company’s equity interests ranges from 35% to 45% of the entire legal business entity depending on several factors, including the level of technology to be deployed, the related geography and size of the potential marketplace. The equity interests were acquired by the Company in exchange for a total of 150,000 shares of restricted common stock and by providing its patented thermal spray technology pursuant to separate master licensing and master operating agreements with each joint venture partner. The Company’s pro-rata share of net income, or loss, from each joint venture will be record utilizing the Equity Method of accounting. Because these joint ventures were established late in the quarter, they had no operating activity and, as a result, no income or loss, and corresponding increase or decrease in the investment, was recorded on the books of the Company for the three months ended December 31, 2006.

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

7.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements as of December 31, 2006, the Company has a total Stockholders’ Deficit of approximately $ 47,000 and has working capital of only approximately $ 106,000. Additionally, the Company incurred a Net Loss of approximately $328,000 for the three months ended December 31, 2006 and a Net Loss of approximately $806,000, for the fiscal year ended September 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. However, the Company has seen a significant increase in sales orders for the patented industrial thermal spray technology from the third quarter of fiscal 2006. The Company has also been cutting expenses by significantly reducing the number of restricted common shares being issued for various services. Furthermore, the Company plans to continue raising money through a series of private placement transactions in fiscal 2007. It also plans to expand sales by significantly increasing domestic marketing efforts as well as entering into more joint ventures and strategic alliance relationships. As a result of these factors, management believes it will have sufficient resources to meet the Company’s cash flow requirements for at least twelve months following the date of these financial statements.

Item 2.  Management’s Discussion and Analysis and Plan of Operations.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our unedited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

Results of Operations:

For the three months ended December 31, 2006 vs. December 31, 2005

For the first fiscal quarter ended December 31, 2006, the Company had sales of $190,175 and cost of sales of $152,600. This is in comparison to total sales of $81,566 and cost of sales of $31,172 for first fiscal quarter ended December 31, 2005. The increase in sales and cost of sales in the first three months of fiscal 2007 results primarily from a significant increase in thermal spray system and powder sales compared to the first three months of fiscal 2006. Sales related to the patented thermal spray technology only began to ramp up in the second half of fiscal 2006. Sales and cost of sales in the first three months of fiscal 2006 resulted primarily from the Company’s development contract with NYSERDA. As a result, gross profit for the first three months of fiscal 2007 was $37,575, a decrease of $12,819, or 26%, compared to the gross profit for the first three months of fiscal 2006 of $50,394. Gross profit in the first fiscal quarter of 2007 was otherwise reduced because the majority of new systems were sold at wholesale prices and starter powder kits were included with all new system sold at no cost to the customer. Management deemed this marketing approach appropriate in order to get as many systems as possible sold in the first quarter of fiscal 2007.

General and administrative expenses for the first three months increased by approximately $241,000 when comparing the first quarter of fiscal 2007 to the first quarter of fiscal 2006. This increase was due to additional consulting engineering expense, to refine the thermal spray and coating process, as well as sales consulting, marketing expenses and general overhead increases necessary to accommodate the anticipated customer demand for thermal systems and powders. The Company also expanded into an additional 7,000 square foot facility in late fiscal 2006, which is better equipped to handle the increased volume of spray system assemblies and powder formula mixing. This also required that additional employees be hired for the manufacturing and warehouse operations.

The net loss increased from $75,649 ($.01 per share) to $328,449($.05 per share) from the first fiscal quarter of 2006 to the first fiscal quarter of 2007, respectively. This increase of approximately $253,000 was directly related to the increase in general and administrative expenses described above, which included the issuance of additional stock options and restricted common shares for some of the services provided to the Company.

We have, in our history, generated limited income from operations, have incurred substantial expenses and have sustained losses. In addition, we expect to continue to incur significant operating expenses through the fiscal quarter ending March 31, 2007. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. We expect to have quarter-to-quarter fluctuations in revenues, expenses and cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some beyond our control, including regulatory actions, market acceptance of our products and services, new products and service introductions, and competition.

Liquidity, Capital Resources and Operations:

During the first fiscal quarters ended December 31, 2007 and 2006, net cash used by operating activities was $137,445 and $42,826, respectively. The Company incurred net losses of $328,449 and $75,649 for the fiscal quarters ended December 31, 2007 and 2006, respectively. Additionally, at December 31, 2006, the Company had a Stockholders’ (Deficit) of approximately $47,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

It is the intention of the Company’s management to improve profitability by significantly increasing sales of its patented thermal spray system and coating powders in fiscal 2007, while increasing the gross margin for each by improving sales pricing structures as well as purchasing policies and procedures. Management is also constantly reviewing overhead costs in an attempt to maintain reasonable levels of general and administrative expenses as the company continues to grow.

The current plan of operations includes expanding the growth on the Company by seeking the continued establishment of joint venture partnership equity interests in selective geographies worldwide. This will allow the Company to deploy its patented technologies under separate master license and operating agreements in locations where it would be impractical for the Company to deploy these technologies itself and be able to maintain the necessary levels of quality control on its products, training and support.

In addition, the Company is in the final testing stage of a new model spray gun, the XIOM 2000. The new model will be available for sale by the end of the second quarter, March 31, 2007. This gun will allow the application of powder coatings at a rate that is three times faster than the original model gun, the XIOM 1000. The result will be a significantly reduced direct labor rate and an increased volume of powders that can be applied in any situation. This gives the end user a greater economy of scale on each project, thus allowing better competitive pricing and the opportunity for increased profits at the application level. As a result of this improved technology, the Company should see an increase demand for the spray system as well as an increase in related powder sales.

The Company anticipates that in order to fulfill its plan of operations, it will need to seek additional financing from outside sources. As such, the Company is constantly pursuing private debt and equity sources to fund its current operations and plans for expansion.

Item 3.  Controls and Procedures

Evaluation and Disclosure Controls and Procedures:

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

Changes in Internal Controls over Financial Reporting:

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

Part II. Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2006, the Company completed four separate private placement subscriptions, pursuant to Rule 144, in which it sold and issued 41,000 shares of restricted common stock at a price of $1.30 per share for a total of $53,300. The individuals that purchased these shares were known by the Company and were solicited directly by management. In addition, the stockholders that purchased these shares also received a warrant to purchase one share of common stock for each share they purchased. Each warrant has an exercise price of $1.30 per share and a term of one year. There was no public offering and there were no underwriters involved in these transactions and, as such, there were no underwriting discounts or commissions. Proceeds from the sale of these securities were used for working capital.

Item 6. Exhibits

Index to Exhibits:

SEC REFERENCE NUMBER	TITLE OF DOCUMENT

3.1	Articles of Incorporation of the Registrant, as amended (1)
3.2	By-laws of the Registrant, as amended (1)
31.1	Certification of President Officer pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to section 906 of the Sarbanes-Oxley act of 2002 (2)
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to section 906 of the Sarbanes-Oxley act of 2002 (2)

(1) Previously filed as an exhibit to the Company’s Form SB-2, as amended and filed on May 6, 2005, and subsequent filings.
(2) Filed herewith.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2007	XIOM, Corp.

	By:	/s/ Andrew_B. Mazzone
Andrew B. Mazzone
Chief Executive Officer/Chief Financial/Accounting Officer
(Principal Executive Officer)