Form 10QSB
period 2007-03-31
XIOM CORP
filed 2007-05-18
CIK 1160479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-QSB
__________________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934
For the quarterly period ended: March 31, 2007

Commission File number: 333-124704

___________________________

XIOM Corp.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of Incorporation or organization)

11-3460949
(IRS Employee Identification No.)

78 Lamar Street
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.0001 par value	8,242,150
(Class)	(Outstanding as of May 17, 2007)

XIOM Corp.
Form 10-QSB

Part I:  Financial Information

Item 1.  Financial Statements

XIOM, Corp.
Balance Sheet
As Of March 31, 2007

Assets
Current Assets
Cash and Cash Equivalents	$96,169
Accounts Receivable, Net of Allowance for Doubtful Accounts	77,615
Inventory	69,990
Prepaid Expenses	64,376

Total Current Assets	308,150

Fixed Assets, Net of Accumulated
Depreciation & Amortization	120,719

Other Assets
Intangible Assets, Net of Accumulated Amortization	358,510
Retainage Receivable	23,705
Security Deposits	6,815
Equity Investments In Joint Ventures	255,137

Total Other Assets	644,167

Total Assets	$1,073,036

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable and Accrued Expenses	$402,989
Accrued Compensation	0
Notes Payable	29,009

Total Current Liabilities	431,998

Long-Term Liabilities	0

Total Liabilities	431,998

Common Stock, Subject To Rescission Rights	670,399

Stockholders' Equity (Deficit)
Common Stock	730
Additional Paid-In Capital	2,443,129
Retained Earnings (Deficit)	(2,473,220)

Total Stockholders' Equity (Deficit)	(29,361)

Total Liabilities and Stockholders' Equity Deficit)	$1,073,036

See accompanying notes to financial statements

XIOM, Corp.
Statements of Operations

	For The Six Months Ended March 31,		For The Three Months Ended March 31,

	2007	2006	2007	2006

Sales	$356,314	$164,052	$166,139	$82,486

Cost of Sales	298,784	80,870	135,559	49,698
.
Gross Profit	57,530	83,182	30,580	32,788

General and Administrative Expenses	843,116	411,247	484,786	285,203

Operating Income (Loss)	(785,586)	(328,065)	(454,206)	(252,415)

Other Income (Expenses)	0	0	0	0

Net Income (Loss)	($785,586)	($328,065)	($454,206)	($252,415)

Basic and Diluted Income (Loss) per Share	($0.11)	($0.06)	($0.06)	($0.04)

Weighted Average Number of Shares Outstanding	7,461,765	5,919,014	7,708,261	6,011,341

See accompanying notes to financial statements

XIOM, Corp.
Statements of Cash Flow
For The Six Months Ended March, 31

	2007	2006
Cash Flows from Operating Activities:

Net Income (Loss)	($785,586)	($328,065)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18,405	8,783
Issuance of shares for services	216,557	11,273
Allowance for doubtful accounts	35,000	0
Non-employee option grant	40,000	40,000
(Increase) decrease in:
Accounts Receivable, Net	13,576	(41,421)
Inventory	(15,190)	(4,895)
Prepaid Expenses	66,252	0
Other Current Assets	2,476	0
Retainage Receivable	(1,328)	(11,005)
Increase (decrease) in:
Accounts Payable and Accrued Expenses	242,138	81,070
Accrued Compensation, Before Non-Cash Adjustments	60,000	60,000

Total Adjustments	677,886	143,805

Net cash provided (used) in operating activities	(107,700)	(184,260)

Cash Flows from Investing Activities:
Purchase of additional overseas patents	(68,989)	(29,707)
Purchase of fixed assets	(33,338)	(1,713)
Additional investments in Joint Ventures	(40,137)	0

Net cash provided (used) by investing activities	(142,464)	(31,420)

Cash Flows from Financing Activities:
Proceeds from exercise of joint venture related stock option	110,000	0
Proceeds from exercise warrants	50,475	0
Sale of Restricted Common Stock, Net	78,300	329,600
Proceeds from Notes Payable	15,431	35,020
Proceeds from (repayment of) Shareholder Loan, Before Non-Cash Adjustments	1,632	(12,803)

Net cash provided (used) by financing activities	255,838	351,817

Net increase (decrease) in cash and cash equivalents	5,674	136,137

Cash & Cash Equivalents, Beginning of Period	90,495	20,077

Cash & Cash Equivalents, End of Period	$96,169	$156,214

(Continued)

See accompanying notes to financial statements

XIOM, Corp.
Statements of Cash Flow
For The Three Months Ended December 31,
(Continued)

	2007	2006

Supplemental Disclosures

Non-Cash Financing and Investing Activities:
Issuance of shares for Equity in Joint Ventures	$215,000	$0
Options exercised in exchange for Accrued Compensation, Shareholder Loan and Accrued Professional Fees	$55,000	$345,000
Issuance of shares for services	$275,016	$11,273
Non-employee option grant	$40,000	$40,000
Issuance of shares to repay Notes Payable	$30,000	$0
Note Payable as consideration for warrants exercised	$10,000	$0
Issuance of shares for purchase of HV Spray Technology	$135,000	$0

Interest and Taxes:
Interest Expense	$0	$2,250

See accompanying notes to financial statements

XIOM, Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2007

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of XIOM, Corp. (the “Company”) as of March 31, 2007 and the related statements of operations and of cash flows for the six months then ended. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended September 30, 2006, Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934, File No. 333-124704.

2.	COMMON STOCK

In January 2007, the Company issued 20,930 shares of restricted common stock to one vendor as consideration for engineering consulting services provided. These shares were issued based on the fair market value of the services provided converted at $1.30 per share, the estimated fair market value of the common stock on the date the shares were issued.

In January 2007, the Company issued 25,000 and 100,000 shares of restricted common stock related to two separate consulting agreements for management and financial consulting services. Both agreements are for twelve months and are not renewable. The agreements also require that 75,000 shares and 300,000 shares, respectively, be held in escrow, pursuant to separate escrow agreements, and that such shares be issued by the escrow agent at three months, six months and nine months from the date of the consulting agreements. Either, or both, contracts can be cancelled by the Company upon written notice to the consultant(s) prior to the end of each quarterly release of shares from escrow. In addition, the Company has granted “piggy back” registration rights to register the consulting shares, whether or not released from escrow, in any subsequent registration statement filed by the Company, at the cost and expense of the Company. In the event the Company enters into an investment banking agreement with the first consultant during the term of the consulting agreement, then the consultant will waive its due-diligence fee and limit its compensation on any money raise up to no greater than a 10% commission, a 3% non-accountable expense allowance, a $3,500 placement agent’s counsel fee and 10% of like kind securities as those sold in any offering (See Note 6.).

In February 2007, one of the officer’s, who is also a shareholder, sold his entire interest in a certain spray technology he previously acquired personally from HV Plastic Spray Systems, Inc., for 75,000 restricted common shares of XIOM. These shares were issued based on the fair market value of the spray technology converted at $1.80 per share, which approximated the fair market value of the common stock on the date the shares were issued. This technology has been classified as an Intangible Asset as is being amortized on a straight-line basis over its estimated useful life, which is seventeen (17) years.

In February 2007, the Company sold and issued 13,889 shares of restricted common stock at a price of $1.80 per share, which approximated the fair market value on the date the shares were issued. In addition, the stockholder that purchased these shares also received a warrant to purchase one share of common stock for each share they purchased. Each warrant has an exercise price of $1.80 per share and a term of one year.

During the quarter ended March 31, 2007, the Company issued 56,668 shares of registered common stock from the exercise of various warrants originally issued and included in the SB-2 Registration Statement. The exercise price of these warrants was $.75 per share. One of the shareholders that exercised his warrant for 13,334 shares used part of a Note Payable due him from the Company as consideration for his exercise price.

3.	STOCK OPTIONS

In March 2007, the two operating officers, who are also shareholders, partially exercised their March 2005 and March 2006 options, and purchased 40,000 shares of restricted common stock at $.75 per share and 10,000 shares of restricted common stock at $1.50 per share. Accrued Compensation was off-set and used as consideration for acquiring these option shares. A consultant to the company also partially exercised his March 2005 options and purchased 13,333 shares of restricted common stock at $.75 per share. Accrued professional fees were off-set and used as consideration for acquiring these option shares.

XIOM, Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2007

4.	INVESTMENTS IN JOINT VENTURES

During the first six months of fiscal 2007, XIOM established separate equity interests with several joint venture partners in the United States, Europe, China and South East Asia. The Company’s equity interests ranges from 35% to 45% of the entire legal business entity depending on several factors, including the level of technology to be deployed, the related geography and size of the potential marketplace. The equity interests were acquired by the Company in exchange for a total of 150,000 shares of restricted common stock, incurring certain direct costs to establish the joint ventures and by providing its patented thermal spray technology pursuant to separate master licensing and master operating agreements with each joint venture partner. The Company’s pro-rata share of net income, or loss, from each joint venture will be record utilizing the Equity Method of accounting. Because these joint ventures were substantially non-operational during the first six months of fiscal 2007, they had no reportable operating results and, as a result, no income or loss, and corresponding increase or decrease in the investment, was recorded on the books of the Company for the six months ended March 31, 2007.

5.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements as of March 31, 2007, the Company has a total Stockholders’ Deficit of approximately $29,000 and has negative working capital of approximately $ 124,000. Additionally, the Company incurred a Net Loss of approximately $786,000 for the six months ended March 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. However, the Company has seen a significant increase in sales orders for the patented industrial thermal spray technology from the third quarter of fiscal 2006. Also, the Company intends to significantly reduce non-cash expenses beginning in the third fiscal quarter by limiting the number of restricted common shares being issued for various services. Furthermore, the Company plans to continue raising money through a series of private placement transactions in fiscal 2007. It also plans to expand sales by significantly increasing domestic marketing efforts as well as entering into more joint ventures and strategic alliance relationships. As a result of these factors, management believes it will have sufficient resources to meet the Company’s cash flow requirements for at least twelve months following the date of these financial statements.

6.	SUBSEQUENT EVENT

The Company entered into an investment banking relationship with one of its management and financial consultants in early April of 2007 (See Note 2.). It was decided that Convertible Exchangeable Notes (“Notes”) with interest at 7% per annum paid semi-annually due April 1, 2012 would be sold via a Confidential Private Offering Memorandum (Offering”), with a minimum of $500,000 and a maximum of $3,000,000 to be raised. Each note has a face value of $30,000 and is convertible into 20,000 shares of common stock at a $1.50. In addition, each Note holder will receive 20,000 Warrants with an exercise price of $2.00 per share and 20,000 Warrants with an exercise price of $2.50 per share. In the event the Company does not receive a minimum $500,000 of subscriptions by August 1, 2007, escrowed funds will be returned promptly to each subscriber, without interest or deduction. The Company has the option to close the offering at any time after the minimum amount is raised, but no later than October 1, 2007, the termination date. Each Warrant is exercisable for one share of the Company’s common stock at its stated exercise price at any time prior to the five year anniversary of its issuance, or is callable by the Company in the event that the Company’s common stock trades at a $5.00 “Bid Price”, or above, for 20 consecutive trading days. Each Note will convert automatically upon the effectiveness of the SEC Registration Statement registering the underlying common shares of the Notes and Warrants. If a Registration Statement is not declared effective within one year from the final closing date of the Offering, then the Note holders may elect to accelerate the maturity date and, in default of payment, shall accrue interest at a default rate of 15% per annum until payment is made. By early May, the Investment Bank had raised gross proceeds of $735,000 and escrow was closed on this initial round of financing. The Company received net proceeds of $635,950, after considering investment banking fees and related costs of $99,050. In addition, the Company issued $73,500 worth of Notes to the Investment Bank as additional consideration as per their agreement with the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results Operations.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

Financial Condition, Liquidity and Capital Resources:

During the six months ended March 31, 2007 and 2006, net cash used by operating activities was $107,700 and $184,260 respectively. The Company incurred net losses of $785,586 and $328,065 for the first six months of fiscal 2007 and 2006, respectively. Additionally, at December 31, 2006, the Company had a Stockholders’ (Deficit) of approximately $29,000. These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

It is the intention of the Company’s management to improve profitability by significantly increasing sales of its patented thermal spray system and coating powders for the balance of fiscal 2007, while increasing the gross margin for each product line by improving sales pricing structures as well as purchasing policies and procedures in order to obtain the lowest possible unit cost. Management is also constantly reviewing overhead costs in an attempt to maintain reasonable levels of general and administrative expenses as the company continues to grow. Additionally, increased sales and the resulting cash flow will significantly reduce the need to issue shares as non-cash payments for services provided to the Company, thereby minimizing the dilution of the Company’s common stock.

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

In addition, the Company is currently refining the new model spray gun, the XIOM 2000. This new model was supposed to be for sale by the end of this fiscal quarter, but certain engineering refinements caused the launch date to be pushed back by approximately sixty days. As a result, sales on the new XIOM 2000 are expected to begin by the end of the third fiscal quarter. This gun will allow the application of powder coatings at a rate that is three times faster than the original model gun, the XIOM 1000. The result will be a significantly reduced direct labor rate for the end user and an increased volume of powders that can be applied on any project. This gives the end user a greater economy of scale on each project, thus allowing better competitive pricing and the opportunity for increased profits at the application level. As a result of this improved technology, the Company anticipates an increase demand for the spray system as well as a significant increase in related powder sales.

The Company anticipates that in order to fulfill its plan of operations over the next twelve months, it will need to continually seek additional financing from outside sources. As such, the Company is constantly pursuing private debt and equity sources to fund its current operations and plans for expansion.

Results of Operations:

For the six months ended March 31, 2007 vs. March 31, 2006

For the six months ended March 31, 2007, the Company had sales of $356,314 and cost of sales of $298,784. This is in comparison to total sales of $164,052 and cost of sales of $80,870 for first six months of fiscal 2006. The increase in sales and cost of sales in the first six months of fiscal 2007 results primarily from a significant increase in thermal spray system and powder sales compared to the first six months of fiscal 2006. Sales related to the patented thermal spray technology only began to ramp up in the second half of fiscal 2006. Sales and cost of sales in the first six months of fiscal 2006 resulted primarily from the Company’s development contract with NYSERDA. As a result, gross profit for the first six months of fiscal 2007 was $57,530, a decrease of $25,162, or 31%, compared to the gross profit for the first six months of fiscal 2006 of $83,182. Gross profit in the first six months of 2007 was otherwise reduced because the majority of new systems were sold at wholesale prices and starter powder kits were included with all new system sold at no cost to the customer. Management deemed this marketing approach appropriate in order to get as many systems as possible out the door and operational with the end user in the first six months of fiscal 2007, which would result in increased additional powder sales going forward.

General and Administrative Expenses for the first six months increased by approximately $432,000 when comparing the first six months of fiscal 2007 to the first six months of fiscal 2006. Approximately $275,000 of this increase was non-cash in nature to the extent that common shares were issued for services such as additional R&D consulting engineering to refine the thermal spray and coating process, as well as management and financial consulting to assist in the planned expansion of the business and money raising activities to accommodate such growth. It is management’s intention to issue substantially fewer shares for services for the balance of fiscal 2007, thereby significantly reducing the non-cash payments that the Company has incurred compared to the last twelve to eighteen months. General overhead increases were also necessary to accommodate the anticipated customer demand for thermal systems and powders. The Company also expanded into an additional 7,000 square foot facility in late fiscal 2006, which is better equipped to handle the increased volume of spray system assemblies and powder formula mixing. This also required that additional employees be hired for the manufacturing and warehouse operations.

The net loss increased from $328,065 ($.06 per share) to $785,586($.11 per share) from the first six months of fiscal 2006 to the first six months of fiscal 2007, respectively. This increase of approximately $458,000 was directly related to the increase in the General overhead expenses described above, which included the issuance of additional shares of common stock as non-cash payments for some of the services provided to the Company.

We have, in our history, generated limited income from operations, have incurred substantial expenses and have sustained recurring losses. In addition, we expect to continue to incur significant operating expenses through the end of fiscal 2007. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. We expect to have quarter-to-quarter fluctuations in revenues, expenses and cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some beyond our control, including regulatory actions, market acceptance of our products and services, new products and service introductions, training issues and competition.

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

Part II. Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2007, the Company completed one private placement subscription, pursuant to Rule 144, in which it sold and issued 13,889 shares of restricted common stock at a price of $1.80 per share for a total of $25,000. The individual that purchased these shares was known by the Company and was solicited directly by management. In addition, the stockholder that purchased these shares also received a warrant to purchase one share of common stock for each share they purchased. Each warrant has an exercise price of $1.80 per share and a term of one year. There was no public offering and there were no underwriters involved in this transaction and, as such, there were no underwriting discounts or commissions. Proceeds from the sale of these securities were used for working capital.

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

XIOM, Corp.

Date: May 17, 2007	/s/ Andrew B. Mazzone
Andrew B. Mazzone
Chief Executive Officer/Chief Financial/Accounting Officer (Principal Executive Officer)