Form 10QSB
period 2007-06-30
XIOM CORP
filed 2007-08-20
CIK 1160479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934
For the quarterly period ended: June30, 2007

Commission File number: 333-124704

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.0001 par value	7,982,150
(Class)	(Outstanding as of August 20, 2007)

XIOM Corp.
Form 10-QSB

Part I:  Financial Information

Item 1.  Financial Statements

XIOM, Corp.
Balance Sheet
 As Of June 30, 2007

Assets

Current Assets

Cash and Cash Equivalents	$713,545
Accounts Receivable, Net of
Allowance for Doubtful Accounts	136,287
Inventory	140,778
Prepaid Expenses	36,250
Due From Affiliates	32,832

Total Current Assets	1,059,692

Fixed Assets, Net of Accumulated
Depreciation & Amortization	166,232

Other Assets

Intangible Assets, Net of
Accumulated Amortization	364,620
Equity Investments In Joint Ventures	303,543
Retainage Receivable	23,705
Security Deposits	6,815

Total Other Assets	698,683

Total Assets	$1,924,607

XIOM, Corp.
Balance Sheet
As Of June 30, 2007
(Continued)

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Accounts Payable and
Accrued Expenses	$309,514
Accrued Compensation	25,000
Notes Payable	271,134

Total Current Liabilities	605,648

Long-Term Liabilities

Shareholder Loan Payable	1,036

Total Liabilities	606,684

Convertible Notes Payable, Net of
Unamortized Discounts and Fees	976,095
Common Stock, Subject To Rescission Rights	670,399

1,646,494

Stockholders' Equity (Deficit)

Common Stock	742
Additional Paid-In Capital	2,616,617
Retained Earnings (Deficit)	(2,945,930)

Total Stockholders' Equity (Deficit)	(328,571)

Total Liabilities and Stockholder's Equity (Deficit)	$1,924,607

See accompanying notes to financial statements

XIOM, Corp.
Statements of Operations

	For The Nine Months Ended		For The Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales	$606,995	$347,475	$256,211	$183,645

Cost of Sales	470,437	194,536	174,245	113,666
.
Gross Profit	136,558	152,939	81,966	69,979

General and Administrative Expenses	1,376,285	691,980	538,836	282,983

Operating Income (Loss)	(1,239,727)	(539,041)	(456,870)	(213,004)

Other Income (Expenses);

Interest Expense, Net	(9,315)	(3,141)	(9,315)	(1,113)
Income ( Loss) From Joint Venture Investments	(6,525)	0	(6,525)	0

Net Income (Loss)	($1,255,567)	($542,182)	($472,710)	($214,117)

Basic and Diluted Income (Loss) per Share	($0.16)	($0.09)	($0.06)	($0.03)

Weighted Average Number of Shares Outstanding	7,641,019	6,171,461	7,990,150	6,635,481

See accompanying notes to financial statements

 XIOM, Corp.
Statements of Cash Flow
For The Nine Months Ended June, 30

	2007	2006
Cash Flows from Operating Activities:

Net Income (Loss)	($1,255,567)	($542,182)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	32,405	14,158
Issuance of shares for services	404,057	58,047
Allowance for doubtful accounts	35,000	0
Non-employee option grant	40,000	40,000
Accretion of Convertible Notes	5,195	0
(Increase) decrease in:
Accounts Receivable, Net	(45,096)	(59,517)
Inventory	(85,978)	(61,213)
Prepaid Expenses	94,378	(18,750)
Other Current Assets	(30,356)	0
Retainage Receivable	(1,328)	(13,936)
Security Deposits	0	(4,667)
Increase (decrease) in:
Accounts Payable and Accrued Expenses	141,834	98,426
Accrued Compensation,
Before Non-Cash Adjustments	85,000	90,000

Total Adjustments	675,111	142,548

Net cash provided (used) in operating activities	(580,456)	(399,634)

Cash Flows from Investing Activities:
Purchase of additional patents	(78,743)	(46,874)
Purchase of fixed assets	(86,756)	(37,625)
Additional investments in Joint Ventures	(88,543)	0

Net cash provided (used) by investing activities	(254,042)	(84,499)

Cash Flows from Financing Activities:
Proceeds from exercise of joint venture related stock option	110,000	0
Proceeds from exercise of Warrants	50,475	0
Sale of Restricted Common Stock, Net	78,300	0
Common Stock, Subject to Recission Rights	0	342,100
Subscriptions For Common Stock	0	283,799
Proceeds from Convertible Notes	970,900	0
Proceeds from Notes Payable	257,556	38,348
Purchase of Treasury Shares	(14,000)	0
Proceeds from (repayment of) Shareholder Loan,
Before Non-Cash Adjustments	4,317	32,813

Net cash provided (used) by financing activities	1,457,548	697,060

Net increase (decrease) in cash and cash equivalents	623,050	212,927

Cash & Cash Equivalents, Beginning of Period	90,495	20,077

Cash & Cash Equivalents, End of Period	$713,545	$233,004

XIOM, Corp.
Statements of Cash Flow
For The Nine Months Ended June 30,
(Continued)

	2007	2006

Supplemental Disclosures

Non-Cash Financing and Investing Activities:
Issuance of shares for Equity in Joint Ventures	$215,000	$0
Options exercised in exchange for Accrued Compensation,
Shareholder Loan and Accrued Professional Fees	$55,000	$345,000
Issuance of shares for services and Accrued Expenses	$462,516	$58,047
Non-employee option grant	$40,000	$40,000
Issuance of shares to repay Notes Payable	$30,000	$0
Note Payable as consideration for warrants exercised	$10,000	$0
Issuance of shares for purchase of HV Spray Technology	$135,000	$0

Interest and Taxes:
Interest Expense	$9,403	$3,375
Interst Income	$88	$234

See accompanying notes to financial statements

XIOM, Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2007

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of XIOM, Corp. (the “Company”) as of June 30, 2007 and the related statements of operations and of cash flows for the nine months then ended. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended September 30, 2006, Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934, File No. 333-124704.

2.	NOTES PAYABLE

Notes Payable includes a bridge financing from an investment fund in the amount of $250,000. The Company and the fund are in the process of finalizing the terms and conditions related to this financing, which includes a conversion to common stock at a price of $1.50 per share, “piggy back” registration rights and an interest rate to be charged on the debt prior to conversion.

3.	COVERTIBLE NOTES

The Company entered into an investment banking relationship with one of its management and financial consultants in early April of 2007 (See Note 4.). It was decided that Convertible Exchangeable Notes (“Notes”) with interest at 7% per annum paid semi-annually due April 1, 2012 would be sold via a Confidential Private Offering Memorandum (Offering”), with a minimum of $500,000 and a maximum of $3,000,000 to be raised. Each note has a face value of $30,000 and is convertible into 20,000 shares of common stock at a $1.50. In addition, each Note holder will receive 20,000 Warrants with an exercise price of $2.00 per share and 20,000 Warrants with an exercise price of $2.50 per share. Each Warrant is exercisable for one share of the Company’s common stock at its stated exercise price at any time prior to the five year anniversary of its issuance, or is callable by the Company in the event that the Company’s common stock trades at a $5.00 “Bid Price”, or above, for 20 consecutive trading days. Each Note will convert automatically upon the effectiveness of the SEC Registration Statement registering the underlying common shares of the Notes and Warrants. If a Registration Statement is not declared effective within one year from the final closing date of the Offering, then the Note holders may elect to accelerate the maturity date and, in default of payment, shall accrue interest at a default rate of 15% per annum until payment is made. By early May, the Investment Bank had raised gross proceeds of $735,000 and escrow was closed on this initial round of financing. The Company received net proceeds of $635,950, after considering investment banking fees and related costs of $99,050. In addition, the Company issued $73,500 worth of Notes to the Investment Bank as additional consideration as per their agreement with the Company. The second, and final, round of financing closed in early June with net proceeds of $334,950, after considering investment banking fees and related costs of $50,050. In addition, the Company issued $38,500 worth of Notes to the Investment Bank as additional consideration as per their agreement with the Company. The discounts and fees from both closings totaled $261,100 and are being amortized (“accreted”) on a straight line basis over the life of the Notes. On June 15, 2007, XIOM formally closed the Offering and, as required, proceeded to commence the registration of the common shares related to the Notes and the underlying Warrants.

4.	COMMON STOCK

In January 2007, the Company issued 25,000 and 100,000 shares of restricted common stock related to two separate consulting agreements for management and financial consulting services. Both agreements are for twelve months and are not renewable. The agreements also require that 75,000 shares and 300,000 shares, respectively, be held in escrow, pursuant to separate escrow agreements, and that such shares be issued by the escrow agent at three months, six months and nine months from the date of the consulting agreements. Either, or both, contracts can be cancelled by the Company upon written notice to the consultant(s) prior to the end of each quarterly release of shares from escrow. In addition, the Company has granted “piggy back” registration rights to register the consulting shares, whether or not released from escrow, in any subsequent registration statement filed by the Company, at the cost and expense of the Company. In the event the Company enters into an investment banking agreement with the first consultant during the term of the consulting agreement, then the consultant will waive its due-diligence fee and limit its compensation on any money raise up to no greater than a 10% commission, a 3% non-accountable expense allowance, a $3,500 placement agent’s counsel fee and 10% of like kind securities as those sold in any offering (See Note 3.). On June 15, 2007, XIOM formally cancelled both consulting agreements and 50,000 shares and 200,000 shares, respectively, were returned to the Company from escrow, cancelled and deposited back into treasury.

XIOM, Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2007

5.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements as of June 30, 2007, the Company has a total Stockholders’ Deficit of approximately $329,000 and incurred a Net Loss of approximately $1,256,000 for the nine months ended June 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. However, the Company has seen a steady increase in sales orders for the patented industrial thermal spray technology as well as the related powder blends. Furthermore, the Company plans to continue raising money through a series of private placement transactions for the balance of fiscal 2007 and into fiscal 2008. It also plans to expand sales by significantly increasing domestic marketing efforts as well as entering into more joint ventures and strategic alliance relationships. As a result of these factors, management believes it will have sufficient resources to meet the Company’s cash flow requirements for at least twelve months following the date of these financial statements.

6.	SUBSEQUENT EVENT

On July 6, 2007, XIOM granted four separate options to purchase a total of 250,000 shares of restricted common stock at a price of $1.25 per share, which approximates the fair market value on the date of the grant. The two operating officers, who are also shareholders, each received an option to purchase 75,000 restricted common shares and two consultants to the company received an option to purchase 75,000 and 25,000 restricted common shares as partial consideration for providing engineering and accounting services, respectively, for fiscal 2007. The options are fully vested and are exercisable, in whole or in part, at the sole discretion of the grantee through July 5, 2012 and may not be assigned, or otherwise transferred.

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

Financial Condition, Liquidity and Capital Resources:

During the nine months ended June 30, 2007 and 2006, net cash used by operating activities was approximately $580,000 and $400,000 respectively. The Company incurred net losses of approximately $1,256,000 and $542,000 for the first nine months of fiscal 2007 and 2006, respectively. Additionally, at June 30, 2007, the Company had a Stockholders’ (Deficit) of approximately $329,000. These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

It is the intention of the Company’s management to improve profitability by increasing sales of its patented thermal spray system and coating powders through expanded marketing efforts, both domestically and internationally, for the balance of fiscal 2007 and into fiscal 2008. Management is also constantly reviewing overhead costs in order to maintain reasonable levels of general and administrative expenses as the company continues to grow.

Now that the structure and development of the initial four joint ventures is substantially completed, the Company is aggressively pushing to have these separate business units fully operational and generating revenues in the first quarter of fiscal 2008. The currently established joint venture partnerships and the related XIOM ownership percentages are as follows;

XIOM - Europe	Manchester, England	66%
XIOM - Asia	Mainland China	45%
New Bedford Spray
Coatings, LLC	New Bedford, MA	45%
AC Coatings, Inc	Louisville, KY	40%

The current plan of operations includes expanding the growth of the Company by seeking the continued establishment and development of joint venture partnership equity interests in selective geographies worldwide in fiscal 2008 and beyond.

In addition, the Company is currently refining the new model spray gun, the XIOM 2000. Continued engineering refinements have caused the launch date to be pushed back to the end of fiscal 2007. As a result, sales on the new XIOM 2000 are not expected to begin until the first quarter of fiscal 2008. XIOM has also expended significant resources to refine its array of powder blends, focusing on various spraying conditions and the resulting coating quality. The result is smoother and more consistent coating finishes, with greater adhesion and flexibility in a variety of application scenarios. The Company plans to continue its research and development of current and future powder blends in order to insure that application quality is maintained throughout the thermal spraying process.

The Company anticipates that in order to fulfill its plan of operations and expansion over the next twelve months, it will need to continually seek additional financing from outside sources. As such, the Company is constantly pursuing private debt and equity sources to fund its current operations and plans for expansion.

Results of Operations:

For the nine months ended June 30, 2007 vs. June 30, 2006

For the nine months ended June 30, 2007, the Company had sales of $606,995 and cost of sales of $470,437. This is in comparison to total sales of $347,475 and cost of sales of $194,536 for first nine months of fiscal 2006. The increase in sales and cost of sales in the first nine months of fiscal 2007 results primarily from a significant increase in thermal spray system and powder sales compared to the first nine months of fiscal 2006. Sales related to the patented thermal spray technology only began to ramp up in the second half of fiscal 2006. Sales and cost of sales in the first nine months of fiscal 2006 resulted primarily from the Company’s development contract with NYSERDA. As a result, gross profit for the first nine months of fiscal 2007 was $136,558, a decrease of $16,381 or 11%, compared to the gross profit for the first six months of fiscal 2006 of $152,939. Gross profit in the first nine months of 2007 was otherwise reduced because a number of new systems were sold at wholesale prices and starter powder kits were included with most of the new system sold at no cost to the customer. Management deemed this marketing approach appropriate in order to get as many systems as possible out the door and operational with the end user, which would result in increased additional powder sales going forward.

General and Administrative Expenses for the first nine months increased by approximately $684,000 when comparing the first nine months of fiscal 2007 to the first nine months of fiscal 2006. Approximately $450,000 of this increase was non-cash in nature to the extent that common shares were issued for services such as additional R&D consulting engineering to refine the thermal spray and coating process, as well as management and financial consulting to assist in the planned expansion of the business and money raising activities to accommodate such growth. It is management’s intention to issue substantially fewer shares for services for the balance of fiscal 2007 and into fiscal 2008, thereby significantly reducing the non-cash payments that the Company has incurred compared to the last twenty-four months. General overhead increases were also necessary to accommodate the anticipated customer demand for thermal systems and powders. The Company expanded into an additional 7,000 square foot facility in late fiscal 2006, which is better equipped to handle the increased volume of spray system assemblies and powder formula mixing. This also required that additional employees be hired for the manufacturing and warehouse operations.

The net loss increased from $542,182 ($.09 per share) to $1,255,567($.16 per share) from the first nine months of fiscal 2006 to the first nine months of fiscal 2007, respectively. This increase of approximately $714,000 was directly related to the increase in the General overhead expenses described above, which included the issuance of additional shares of common stock as non-cash payments for some of the services provided to the Company.

We have, in our history, generated limited income from operations, have incurred substantial expenses and have sustained recurring losses. In addition, we expect to continue to incur significant operating expenses through the end of fiscal 2007 and into fiscal 2008. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. We expect to have quarter-to-quarter fluctuations in revenues, expenses and cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some beyond our control, including regulatory actions, market acceptance of our products and services, new products and service introductions, training issues and competition.

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

Date: August 20, 2007	XIOM, Corp.

/s/ Andrew B. Mazzone
Andrew B. Mazzone
Chief Executive Officer/Chief Financial/Accounting Officer
(Principal Executive Officer)