Form 10KSB
period 2007-09-30
XIOM CORP
filed 2008-01-15
CIK 1160479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from _________ to _________

Commission file number: 333-124704

XIOM CORP.
(Name of small business issuer in its charter)

Delaware	11-3460949
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

78 Lamar Street, West Babylon, New York 11704

(Address of Principal executive offices)     (Zip Code)

Issuer’s telephone number: (631) 643-4400

Securities registered under Section 12(b) of the “Exchange Act”
Common Share, Par Value, $.0001

(Title of each Class)

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for its most recent fiscal year: $ 933,194

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of December 31, 2007, was approximately $6,885,000

The number of shares of Common Stock outstanding as of December 31, 2007 was: 8,504,663

Transitional Small Business Disclosure Format (check one): Yes ☐; No ☒

XIOM CORP.
ANNUAL REPORT ON FORM 10-KSB

For Fiscal Year Ended September 30, 2007

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

ABOUT OUR COMPANY
How our company is organized

XIOM Corp, formerly Panama Industries, Ltd., (“XIOM”, or “the Company”), was incorporated in Delaware on March 2, 1998. The company formally changed its name to XIOM in August 2004.

Spin-off from the former parent company
The former parent of XIOM, ThermalTec International, Corp. (“TTI”), now Accountabilities, Inc. and publicly traded under the symbol “ACTB”, was incorporated in 1994 under the laws of the State of Delaware. XIOM was spun-out of TTI in July of 2001 to its shareholders of record as of June 22, 2001, upon which each shareholder of TTI received one (1) share of XIOM common stock for every three (3) shares of TTI common stock. XIOM was spun-off because it had a specific technical focus that needed further development and TTI had intended to focus on specific target merger candidates involved in totally unrelated businesses. In May of 2001, TTI management determined that the combination of XIOM and these businesses would have been difficult to integrate, cause numerous management problems as well as accounting and financial reporting issues. As such, it was decided by the management of TTI that XIOM, as a wholly-owned subsidiary, would be better off as a separate stand alone company, able to focus on its own specific operations and business plan objectives. XIOM has been, since inception, engaged in the thermal spray coating industry. Its primary business objective is to continually refine and market their polymer based thermal spraying coating technology.

Where you can find us
Our corporate offices and manufacturing facility are located at 78 Lamar Street, West Babylon, New York. The main telephone number is (631) 643- 4400. Our website is http://www.xiom-corp.com. Any information contained on our website should not be considered as part of this prospectus. The information contained on our website is used for disseminating sales and marketing purposes.

BUSINESS OF THE COMPANY – PRINCIPAL PRODUCTS AND SERVICES
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

HISTORY OF THE TECHNOLOGY
The history of applying polymer coatings dates back to the early 1950’s starting with the fluidized bed process and then in the 1960’s to the Electrostatic Powder Sprayer (“EPS”). Today EPS is the standard for applying organic polymer coatings. It is commonly referred to as “Powder Coating” which to this familiar with the process means EPS applied plastic powder coatings followed by oven curing at approximately 400 F, where melting and film formation takes place.

EPS is a large business today as polymer coatings, thermoplastic and thermoses are applied to a variety of substrates. They can be applied to cold surfaces before being cured to film thickness typically between 1 to 4 mils (50-200 microns). There are little Volatile Organic Compounds (“VOC”) and reduced Hazardous Air Pollutants (“HAP”). For these reasons EPS has captured substantial business from the established liquid coating processes we know as traditional painting.

The company’s products contain no VOCs . There is a current trend by the EPA to ban VOCs for products sold to the public for safety and health purposes, but there is no guarantee that our VOC-less products, although safer, will prove to be any more functionally effective than those alternative coating products such as paints that do have VOCs.

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

Traditional powder coaters who do coating inside a factory environment could possibly try to re-engineer their systems to prevent the company from selling its systems. But it would require them to manufacture smaller, more portable ovens as well as develop more portable production and control systems in order to compete with the company’s on-site coating capability. The company acknowledges that in the event that enough traditional powder coaters alter their existing operations and create portable systems and ovens that could be mounted on mobile units equipped with power systems for operation, might compromise our ability to sell our systems.

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

The company, believes, but cannot prove that its coatings are superior to paint. The company would have to conduct long term tests of its solid plastic coatings versus liquid paints in many environments over a period of many years using an independent agency to monitor such tests to prove its belief. The expense to do so would be extremely high since some plastic coatings are reputed to last many years. The company would have to continue to pay its overhead during such tests and possibly not sell anything because customers may want such proof and might not want to rely on our assertions, or the assertions of other plastic feed stock manufacturer’s as to the efficacy of plastic after it passes through our system. In that case the company would run out of funds long before such tests were completed. Investors would be well advised not to invest in the company if they need the assurance of long term testing on coatings from our process being able to outlast paint coatings. In this case the company would strongly advise such investors not to invest in the company.

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

XIOM coatings can be applied at thicknesses from 3 mils up to 1 inch as compared to traditional powder coatings which usually vary from 1 to 4 mils thick. The company believes that thicker coatings generally give greater protection against corrosion than thin coatings. The company does not have definitive data to conclusively prove this assertion.

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

First, The XIOM 1000 Thermal Spray system is currently the Company’s only equipment product for on-site portability. It permits spraying of relatively low melting point polymer powder without over heating and generation of combustion with no VOC’s. High deposit rate and efficiency further characterize the XIOM 1000 system.

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

The Company currently has approximately 20 varied material formulations to create spray coatings. The Coating functionality includes any-corrosions; wear resistance, architectural, anti-foul, anti-microbial, anti-graffiti, glow-in-the-dark, and grip and release. The Company’s materials come in over 100 different colors. The Company can mix ceramics and metals, if desired, for added wear, into its plastic coatings and can add anti-microbial formulations into the coatings. The system sprays eight pounds of plastic material an hour using different spray nozzles, allowing for both round patters and up to a 9-inch fan spray pattern. The system is electrically controlled. The fuel system is oxygen and propane with air as a cooling gas. Preparation of surfaces is the same as for painting. Since these are plastic coatings, all solids with no hollows and voids, they will last longer than paint-based coating systems and can be applied thick or thin.

PLAN OF OPERATIONS
Liquidity, Capital Resources and Operations:

During the fiscal years ended September 30, 2007 and 2006, net cash used by operating activities was $941,137 and $513,035 respectively. The Company incurred net losses of $2,723,709 and $805,821 for the fiscal years ended September 30, 2006 and 2005, respectively. Additionally, at September 30, 2007, the Company had a Stockholders’ (Deficit) of approximately $872,000.

 These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operations, it will need to seek financing from outside sources.  To this end, the Company is constantly pursuing private debt and equity sources.  However, there is no assurance that any future financing, if successful, will be sufficient to allow the Company to operate profitably or successfully. It is also the intention of the Company’s management to improve profitability by significantly increasing sales of its patented thermal spray process in fiscal 2008 while maintaining reasonable levels general and administrative expenses as the company grows.

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

Results of Operations:
For the Fiscal Years Ended September 30, 2007 vs. September 30, 2006

For the fiscal year ended September 30, 2007, the Company had $933,194 in sales and cost of sales of $755,380. This is in comparison to total sales of $629,336 and cost of sales of $423,415 for fiscal year ended September 30, 2006. The increase in sales and cost of sales in fiscal 2007 results primarily from a significant increase in system and powder sales compared to fiscal 2006. Gross profit for fiscal 2007 was $177,184, a decrease of $28,737, or 14%, compared to the gross profit in fiscal 2006 of $205,921. This decrease in gross profit compared to an increase in sales from fiscal 2006 to fiscal 2007 is the direct result of additional research and development costs incurred to refine different models of the thermal spray gun that will increase volume through put, thus reducing application time and direct labor for the end user.

General and administrative expenses increased by approximately $1,505,000 from fiscal 2006 to fiscal 2007.  This increase was due to additional consulting engineering expense to refine the thermal spray process and coatings, as well as financial consulting related to money raising activities, marketing expenses and general overhead increases necessary to accommodate the anticipated customer demand for the Company’s products.

The net loss increased from $805,821 ($.13 per share) to $2,723,709($.35 per share) from 2006 to 2007, respectively. This increase of approximately $1,917,000 was directly related to the increase in expenses described above as well as the write off of the joint venture investments in the amount of $311,044.

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

Employees:
As of December 31, 2007, we employed approximately 12 persons. None of our employees are covered by collective bargaining agreements. We believe that our relations with or employees are good.

Item 2. Description of Property
XIOM leases approximately 9,000 square feet of manufacturing and warehouse facility in West Babylon, New York pursuant to a four-year lease at $5,000 per month. This location also serves as Corporate Headquarters. In addition, the Company leases a 2,000 square foot training and testing facility adjacent to the above space on a month-to-month basis for $1,300 per month. Rent expense for fiscal 2007 and 2006 was approximately $76,500 and $60,000, respectively. The manufacturing and warehouse facility is adequate for the needs of the Company at this time. However, if it were necessary to expand the manufacturing and warehouse capacity, the Company would need to relocate its facilities, at an additional cost per month. Such location would be relatively easy to locate, however the initial cost of moving might be substantial.

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

Item 4. Submission of Matters to a Vote of Security Holders

In August 2007, the Board of Directors of XIOM, by written consent of the holders in excess of 50% of the voting rights of the shareholders of the Company, approved an increase in the number of authorized shares of common stock from 10,000,000 to 50,000,000. The Certificate of Amendment of Certificate of Incorporation of XIOM CORP dated August 31, 2007 is attached hereto as part of Exhibit 3(i).

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

General:
The authorized capital stock consists of 50,000,000 shares of common stock, par value $.0001 per share. As of December 31, 2007, there were 8,504,663 shares of Common Stock issued and outstanding. This does not include shares underlying warrants or options yet to be exercised. The following summary description of the Common Stock is qualified in its entirety by reference to the Company's Certificate of Incorporation and all amendments thereto.

Common Stock:
Our authorized capital stock consists of 50,000,000 shares of common stock, par value $.0001 per share. Each share of Common Stock entitles its holder to one non-cumulative vote per share and, the holders of more than fifty percent (50%) of the shares voting for the election of directors can elect all the directors if they choose to do so, and in such event the holders of the remaining shares will not be able to elect a single director. Holders of shares of Common Stock are entitled to receive such dividends, as the board of directors may, from time to time, declare out of Company funds legally available for the payment of dividends. Upon any liquidation, dissolution or winding up of the Company, holders of shares of Common Stock are entitled to receive pro rata all of the assets of the Company available for distribution to stockholders.

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

Price Ranges of XIOM CORP. Common Stock:

Market Information
The Company’s Common Stock is traded on the NASD OTC Bulletin Board under the symbol “XMCP” commencing on or about December 18, 2006.

There is currently a limited trading market for the Company’s Common Stock with the price being very volatile. Inasmuch as the stock has been trading only since December 18, 2006, there is limited information to indicate with this filing. Since that time, the price has been between $3.90 and $.60 through December 31, 2007

Liquidation:

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

XIOM, Corp.’s plans for the next twelve months

Xiom plans to move strongly into an expansion Phase, in the last two years over 200 of Xiom’s spray systems were sold. The sales were primarily to customers in North America with 40 systems going to overseas customers.

The company is now introducing its Xiom 5000, hi speed spray gun (5 times faster than the Xiom 1000). This gun is expected to bring the cost per square foot of spray coating to below $1.00 per square foot.

The company is planning to offer the Xiom 1000 and Xiom 5000 spray gun in a combination package to sell at $15,000 per package. The company is budgeting to sell 40 of these systems per month worldwide. There can be no assurance that the company will be able to achieve this ambitious target, since this will entail a shipping rate 3 times larger than the company has achieved in the past. The increase in training and support required for a forty system per month rate along with having to supply the requisite materials for spraying that are used in the spray systems will be a significant challenge for the company.

The company’s current expense run rate is $70,000 per month. We have 18 employees, and plan to add 3 more this year. We have $500,000 of firm contracts in house and expect another $1,000,000 of contracts shortly. Without this contract revenue, the company would need to sell at least 9 of its combination gun packages per month to cover the $70,000 monthly expenses. The company has averaged more than 9 systems per month over the past 12 months.

The company still plans to run patent acquisition expenditures of $12,000 per month for the upcoming year. The company has incurred, in the past, significant non cash expenses, for stock issuances for services. The company in effect traded equity for services rather than cash where it was possible. The company expects that it will minimize this strategy on a going forward basis.

The company has two joint ventures in the United States whose purpose is to develop contract revenues from spraying coatings on ship hulls and ship super structures. The joint ventures are with New Bedford Coatings and Atlantic Coatings. The ventures have been funded and equipped, and are doing trial coatings for their clients at this time. It is anticipated that significant spray activity will start in March of this year.

The company has formed a European subsidiary. This subsidiary has sold 20 systems to date and set up 6 independent European distributors to date. The company plans to strongly increase its efforts in Europe in the upcoming year.

The company believes that it has enough funds to operate for the next 12 months even if it does not sell any systems, the company bases that statement on the following facts and assumptions:

a. Xiom has received a contract from EMIG to develop and apply thin coatings that attain full cure for within the spray cycle. The contract is for $184,000.

b. Xiom has received a co-funded contract from NYSERDA for $325,000 to install Xiom equipment in an industrial powder coating line to reduce energy costs and the carbon footprint.

c. Xiom has been invited to negotiate a Phase II SBIR/Navy contract described immediately below.

On May 17, 2006, Xiom received a Phase I Award with SBIR/Navy for $70,000 to explore the technical feasibility of modifying the standard Xiom equipment to reduce facility inputs (operate on propane and air eliminating oxygen); to reduce weight and size, simplify control functions; and increase spray pattern and output. Xiom Corp. has been invited to negotiate a Phase II on this project that will further simplify functions, reduce weight, and enclose the flame. The Phase II contract is expected within the next 2 weeks and is for up to $1.1 million.

The company is stepping up its efforts in Asia. To that end, it has sold a total of 9 systems in Japan, Korea and China. Sales to these countries were made in the last 90 days. The company is not in able to accurately forecast sales for the next 6 months for these countries.

The company expects it has enough cash resources and revenue to cover overseas expenses for the foreseeable future as long as it continues to make sales overseas at the rate of 6 systems per month. However, without increasing revenues or acquiring additional capital, it is likely that our current overseas marketing plans would have to proceed at a slower rate.

Our source of liquidity comes from two sources. Internally, if we increase sales, we would be able to increase the acquisition of raw materials and increase our production. This would in turn increase the short-term liquidity of the Company. Externally, we may gain long-term liquidity from the sale of common stock and from the exercise of warrants by the shareholders from the recent private placements.

There are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company’s short-term or long-term liquidity, other than the inability to sell our products, or the failure to sell any of future shares of common stock or the lack of exercise of the warrants by the shareholders. Near term the current turmoil in financial markets may make new fund raising more difficult than in the recent past.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7. Financial Statements

Index To Financial Statements

Auditors Report

N. Blumenfrucht CPA PC
1040 East 22nd Street
Brooklyn New York 11210
Tel.- 718-692-2743
Fax -718-692-2203

To The Board of Directors and Stockholders of XIOM Corp.

We have audited the accompanying balance sheet of XIOM Corp. (formerly known as Panama Industries, LTD.) as of September 30, 2006 and the related statements of operations, stockholders’ equity and cash flows for the year ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XIOM Corp., as of the September 30, 2006 and the results of its operations and its cash flows for the year ended September 30, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that XIOM Corp. will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has an accumulated deficit of approximately $245,000. The Company incurred a net loss for the period ended September 30, 2006 of approximately $800,000 and has working capital of approximately $130,000. These factors raise substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Brooklyn New York
January 10, 2007

/s / N. Blumenfrucht CPA PC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
XIOM Corp.

I have audited the accompanying balance sheet of XIOM Corp. (the Company) as of September 30, 2007 and the related statements of operations, stockholders’ equity(deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of XIOM Corp. as of September 30, 2006 were audited by another auditor whose report dated January 10, 2007 included an emphasis paragraph relating to a going concern uncertainty.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial state 5ments. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XIOM Corp. as of September 30, 2007 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company has incurred losses for the years ended September 30, 2007 and 2006 and has a deficiency in stockholders’ equity at September 30, 2007. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
January 14, 2008

XIOM Corp.
Balance Sheets
As Of September 30,

	2007	2006
Assets
Current Assets
Cash and Cash Equivalents	$312,718	$90,495
Accounts Receivable, Net of Allowance for Doubtful Accounts	115,854	126,191
Inventory	174,234	54,800
Prepaid Expenses	13,073	99,378
Other Current Assets	55,660	21,117

Total Current Assets	671,539	391,981

Fixed Assets, Net of Accumulated Depreciation & Amortization	203,697	98,953

Other Assets
Intangible Assets, Net of Accumulated Amortization	401,295	163,445
Retainage Receivable	23,705	22,377
Security Deposits	6,815	6,815

Total Other Assets	431,815	192,637

Total Assets	$1,307,051	$683,571

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable and Accrued Expenses	$560,998	$204,889
Convertible Note Payable	250,000	-
Notes Payable	51,143	53,578

Total Current Liabilities	$862,141	$258,467

Long-Term Liabilities
Convertible Notes Payable, Net of Unamortized Discounts	636,590	-
Shareholder Loan	9,775	-

Total Liabilities	1,508,506	258,467

Common Stock, Subject To Rescission Rights	670,399	670,399

Stockholders' Equity (Deficit)
Common Stock	764	653
Additional Paid-In Capital	3,541,454	1,444,415
Retained Earnings (Deficit)	(4,414,072)	(1,690,363)

Total Stockholders' Equity (Deficit)	(871,854)	(245,295)

Total Liabilities and Stockholders' Equity Deficit)	$1,307,051	$683,571

See accompanying notes to financial statements

XIOM Corp.
Statements of Operations
For The Years Ended September 30,

	2007	2006

Sales	$933,194	$629,336

Cost of Sales	755,380	423,415

Gross Profit	177,814	205,921

Selling, General and Administrative Expenses	2,511,782	1,007,242

Operating Income (Loss)	(2,333,968)	(801,321)

Other Income (Expenses);

Loss on Joint Venture Investments	(311,044)	-
Interest Expense	(78,697)	(4,500)

Total Other Income (Expenses)	(389,741)	(4,500)

Net Income (Loss)	$(2,723,709)	$(805,821)

Basic and Diluted Income (Loss) per Share	$(0.35)	$(0.13)

Weighted Average Number of Shares Outstanding, Basic and Diluted	7,752,047	6,374,448

See accompanying notes to financial statements

XIOM Corp.
Statements of Stockholders' Equity (Deficit)
For The Years Ended September 30, 2007 and 2006

	Common Stock		Additional	Retained	Total
	Number of	Par	Paid-In	Earnings	Shareholders'
	Shares	Value	Capital	(Deficit)	Equity (Deficit)

Balance, September 30, 2005	5,842,075	584	791,182	(884,542)	(92,776)

Issuance of Common Stock for Consulting Services	143,514	15	178,287		178,302

Options exercised in exchange for Accrued Compensation,Shareholder Loan and Accrued Consulting Fees	546,666	54	434,946		435,000

Value of stock options granted during the year			40,000		40,000

Net (Loss) for the year ended September 30, 2006				(805,821)	(805,821)

Balance, September 30, 2006	6,532,255	653	1,444,415	(1,690,363)	(245,295)

Issuance of Common Stock for Consulting Services	449,820	46	661,220		661,266

Issuance of Common Stock for Sales Commissions	8,679	1	13,018		13,019

Issuance of Common Stock for the purchase of a thermal spray technology	75,000	8	134,992		135,000

Issuance of Common Stock related to a private placement agreement penalty	25,000	3	(3)		0

Issuance of Common Stock for equity investments in joint ventures and related stock option	250,000	25	324,975		325,000

Common Stock Warrants exercised in exchange for Note Payable	13,334	1	9,999		10,000

Private placements of Restricted Common Stock	54,889	5	78,295		78,300

Exercise of Common Stock Warrants	67,301	6	50,469		50,475

Issuance of Common Stock to repay Notes Payable	30,000	3	29,997		30,000

Options exercised in exchange for Accrued Compensation, Shareholder Loan and Accrued Consulting Fees	146,667	14	139,986		140,000

Purchase and retirement of Treasury Shares	(10,000)	(1)	(13,999)		(14,000)

Value of stock options granted during the year			286,223		286,223

Value of Warrants attached to Convertible Notes			143,672		143,672

Beneficial conversion feature of Convertible Notes			238,195		238,195

Net (Loss) for the year ended September 30, 2007				(2,723,709)	(2,723,709)

Balance, September 30, 2007	7,642,945	764	3,541,454	(4,414,072)	(871,854)

See accompanying notes to financial statements.

XIOM Corp.
Statements of Cash Flow
For The Years Ended September 30,

	2007	2006
Cash Flows from Operating Activities:

Net Income (Loss)	$(2,723,709)	$(805,821)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	47,449	21,530
Increase in Allowance for Doubtful Accounts	35,000	-
Issuance of Shares for Services	661,266	178,302
Value of Stock Option Grants	286,223	40,000
Amortization of Convertible Note Discounts	47,557	-
Loss on Joint Venture Investments	311,044	-
Issuance of Shares for Sales Commissions	13,019	-
Changes in operating assets and liabilities:
Accounts Receivable, Net	(24,663)	(112,309)
Inventory	(119,434)	(43,790)
Prepaid Expenses	86,305	(99,378)
Other Current Assets	(53,184)	(2,476)
Retainage Receivable	(1,328)	(16,119)
Security Deposits	-	(4,667)
Accounts Payable and Accrued Expenses	393,318	211,693
Accrued Compensation,
Before Non-Cash Adjustments	100,000	120,000

Total Adjustments	1,782,572	292,786

Net cash provided (used) in operating activities	(941,137)	(513,035)

Cash Flows from Investing Activities:
Purchase of Additional Overseas Patents	(121,645)	(58,132)
Purchase of Fixed Assets	(133,398)	(65,814)
Additional Investments in Joint Ventures	(96,044)	-

Net cash provided (used) by investing activities	(351,087)	(123,946)

Cash Flows from Financing Activities:
Common Stock, Subject to Rescission Rights	-	670,399
Sale of Restricted Common Stock	78,300	-
Exercise of Common Stock Warrants	50,475	-
Proceeds from Convertible Notes	1,220,900	-
Proceeds from Notes Payable, Net	37,565	39,578
Proceeds from exercise of Stock Option	110,000	-
Purchase of Treasury Shares	(14,000)	-
Proceeds from (repayment of) Shareholder Loan,		-
Before Non-Cash Adjustments	31,207	(2,578)

Net cash provided (used) by financing activities	1,514,447	707,399

Net increase (decrease) in cash and cash equivalents	222,223	70,418

Cash & Cash Equivalents, Beginning of Period	90,495	20,077

Cash & Cash Equivalents, End of Period	$312,718	$90,495

(Continued)

XIOM, Corp.
Statements of Cash Flow
For The Years Ended September 30,
(Continued)

	2007	2006

Supplemental Disclosures

Non-Cash Financing and Investing Activities:

Issuance of shares for equity in Joint Ventures	$215,000	-
Issuance of shares to repay Notes Payable	$30,000	-
Issuance of shares for Sales Commissions	$13,019	-
Issuance of shares for purchase of
Thermal Spray Technology	$135,000	-
Note payable as consideration for warrants exercised	$10,000	-
Options exercised in exchange for Accrued Compensation, Shareholder Loan and Accrued Professional Fees	$140,000	$435,000
Issuance of Shares for Services	$661,266	$178,302
Value of Stock Option Grants	$286,223	$40,000

Interest and Taxes Paid:
Interest Expense	-	$4,500
Income Taxes	-	-

See accompanying notes to financial statements

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ENTITY AND ORGANIZATION

XIOM Corp. (“XIOM or “the Company”) was incorporated in March 1998, but was inactive until May 1999. At that time, all operating assets and liabilities of Thermaltec International Corp. (“Thermaltec”), the previous parent company, were transferred into XIOM. In June 2001, XIOM was spun out from Thermaltec upon which the shareholders of Thermaltec received one common share of XIOM for every three common shares of Thermaltec. Through fiscal 2007, XIOM has continually developed and refined its patented industrial based thermal spray coating technology which is sold directly to commercial customers and coating contractors.

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

INVENTORY

Inventory consists primarily of various parts, materials and supplies utilized in the assembly and the operation of the thermal spray coating system and is valued at the lower of cost (first-in, first-out) or market.

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

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

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

RECENTLY ISSUED ACCOUTING PRONOUNCEMENTS

There are no recently issued accounting standards that would have a material impact on these financial statements.

2.	INVENTORY

	As of September 30,
	2007	2006
Inventory consists of the following:

Parts and Supplies	$73,609	$32,974
Coating Powders	81,264	21,826
Finished Goods	19,361	-0-

Total Inventory	$174,234	$54,800

3.	PREPAID EXPENSES

Prepaid Expenses at September 30, 2006 represents the net balance remaining to be written-off in fiscal 2007 related to advance payments made for two separate agreements that commenced in July 2006; one for marketing services in Asia and the other for merger and acquisition services. Both contracts, which are with two separate groups, have a one year term and are not renewable. Payment for one contract was made in restricted common stock and the other was made in both cash and restricted common stock. Shares were issued based on the fair market value of the services to be provided, converted at $1.30 per share, the estimated fair market value of the common stock on the date of both issuances.

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

4.	FIXED ASSETS

		As of September 30,
	Estimated useful	2007	2006
	Life – years
Machinery and equipment	5-10	$105,882	$66,945
Vehicles	3-5	28,411	16,411
Office Equipment	3-5	20,053	11,781
Furniture and Fixtures	5-7	9,254	5,543
Computer Software	5-7	23,859	-
Leasehold improvements	5-31.5	80,414	33,438
		267,873	134,118
Less accumulated depreciation and amortization		(64,176)	(35,165)

Net property and equipment		$203,697	$98,953

Fixed asset depreciation and amortization for the years ended September 30, 2007 and 2006 was $28,654 and $12,743, respectively.

5.	PATENTS PENDING

During fiscal 2007 and 2006, the Company applied for, and received, additional domestic and overseas patents pending for the thermal spray technology and process related to the low temperature thermal spray gun, modular control unit and material powder feeder. Legal fees and expenses incurred to obtain these patents totaled approximately $122,000 and $58,000, respectively. All patents are being amortized on a straight-line basis over their stated terms, which is substantially seventeen (17) years. Amortization expense for fiscal 2007 and 2006 was $18,795 and $8,787, respectively. Estimated amortization expense related to these patents will be approximately $25,000 per year for fiscal 2008 through fiscal 2012. This expense will increase to the extent that additional patents expenses are incurred in the future.

6.	RETAINAGE RECEIVABLE

Retainage receivable represents the cumulative amount held-back from each percentage-of-completion billing pursuant to long-term contracts. Such amounts will be paid to the Company upon the completion of each contract and final customer approval. The net increase (decrease) in Retainage Receivable for fiscal 2007 and 2006 was $1,328 and 16,119, respectively. As of September 30, 2007, the Retainage Receivable balance is $23,705.

7.	INVESTMENTS IN JOINT VENTURES

During the first six months of fiscal 2007, XIOM established several separate equity interests with joint venture partners in China, Europe, Massachusetts and Kentucky. The Company’s equity interests range from 35% to 45% of the entire legal business entity depending on several factors, including the level of technology to be deployed, the related geography and size of the potential marketplace. The equity interests were acquired by the Company in exchange for a total of 150,000 shares of restricted common stock, incurring certain direct costs to establish the joint ventures and by providing its patented thermal spray technology pursuant to separate master licensing and master operating agreements with each joint venture partner. The Company’s pro-rata share of net income, or loss, from each joint venture is recorded in the books and records utilizing the Equity Method of accounting.

One principal in the Kentucky joint venture received an option, dated September 1, 2006, to purchase 100,000 shares of restricted common stock at $1.10 per share as consideration for his services in establishing and setting up a separate corporation as a master licensee of XIOM. The option is fully vested and is exercisable, in whole or in part, at the sole discretion of the grantee through August 31, 2008 and may not be assigned, or otherwise transferred. The value of this option was determined based on a calculated value method using the historical volatility of the industry sector index related to the small-cap version of the Industrial Suppliers sub-sector, within Support Services for Industrial Goods and Services. Specifically, the Company used the Black-Scholes option-pricing formula, which produced a value of $.16 per option share. This resulted in the Company recording an additional investment in the Kentucky joint venture of $16,000 for fiscal 2006 that was treated as Additional Paid-In Capital. Assumptions used in the calculation included the contractual life of the option as the expected term, a risk free rate of 3.5% and a market price volatility factor of 20%. This option was exercised in full and 100,000 shares of restricted common stock were issued in December 2006 in exchange for the entire exercise price of $110,000.

Except for the Massachusetts joint venture, these joint ventures were substantially non-operational as of September 30, 2007, and had no reportable operating results for fiscal 2007. The Company has recognized a loss to the extent that the total investment in each joint venture exceeds its pro-rata share of the net book value of each joint venture at September 30,2007. This evaluation resulted in the Company recognizing a loss of $311,044 and the establishment of a corresponding reserve for each joint venture investment totaling this amount.

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

8.	ACCRUED COMPENSATION

Accrued Compensation represents compensation that has been accrued for each of the two operating officers of the Company. The value of their services was determined to be $60,000 each annually for both fiscal 2007 and 2006. During fiscal 2007 and 2006, $120,000 of Accrued Compensation was used by the two operating officers as consideration for the exercise of certain non-qualified stock options granted to them in March 2005 and March 2006 (See Note 14.).

9.	NOTES PAYABLE

At September 30, 2006, Notes Payable included thirty $1,000 convertible discounted notes, with redemption rights, dated October 1, 2005. These notes each had a one year term and a 15% discount, which yielded a 17.6% rate of return, and were convertible into 1,000 shares of restricted common stock for each $1,000 note at any time, by the holder, from month one through month twelve. The Company can redeem the notes at any time during the first eleven months by paying the face amount of the notes. The holders elected to convert these notes in the twelfth month and, as a result, 30,000 shares of restricted common stock were issued to them. Interest expense related to these notes was $4,500 for fiscal 2006.

During fiscal 2007, one note holder, who is also a shareholder, elected to exchange $10,000 owed by the Company as consideration for the exercise of certain common stock warrants held by the note holder (See Note 11).

In September 2007, the Company obtained a discounted note from a private lender with a face value of $30,000 and net proceeds of $25,800. Payments of $2,500, including interest, are due monthly for one year.

The balance of Notes Payable at September 30, 2007 is approximately $25,000, which represents several non-interest bearing demand notes payable to certain individuals in varying amounts.

10.	CONVERTIBLE NOTES PAYABLE

In April 2007, XIOM obtained bridge financing from an investment fund in the amount of $250,000. The Company and the fund subsequently agreed to convert this note, at the option of the holder, into 260,417 shares of common stock at a conversion price of $.96 per share. This note has a term of one year, is non-interest bearing and has “piggy back” registration rights.

The Company entered into an investment banking relationship with one of its management and financial consultants in early April of 2007 (See Note 13.). It was decided that Convertible Exchangeable Notes (“Notes”) with interest at 7% per annum paid semi-annually due April 1, 2012 would be sold via a Confidential Private Offering Memorandum (Offering”), with a minimum of $500,000 and a maximum of $3,000,000 to be raised. Each note has a face value of $30,000 and is convertible into 20,000 shares of common stock at a conversion price of $1.50. In addition, each Note holder will receive 20,000 Warrants with an exercise price of $2.00 per share and 20,000 Warrants with an exercise price of $2.50 per share. Each Warrant is exercisable for one share of the Company’s common stock at its stated exercise price at any time prior to the five year anniversary of its issuance, or is callable by the Company in the event that the Company’s common stock trades at a $5.00 “Bid Price”, or above, for 20 consecutive trading days. Each Note will convert automatically upon the effectiveness of the SEC Registration Statement registering the underlying common shares of the Notes and Warrants. If a Registration Statement is not declared effective within one year from the final closing date of the Offering, then the Note holders may elect to accelerate the maturity date and, in default of payment, shall accrue interest at a default rate of 15% per annum until payment is made. By early May, the Broker had raised gross proceeds of $735,000 and escrow was closed on this initial round of financing. The Company received net proceeds of $635,950, after considering investment banking fees and related costs of $99,050. In addition, the Company issued $73,500 worth of Notes to the Broker as additional consideration as per their agreement with the Company. The second, and final, round of financing closed in early June with net proceeds of $334,950, after considering investment banking fees and related costs of $50,050. In addition, the Company issued $38,500 worth of Notes to the Broker as additional consideration as per their agreement with the Company. On June 15, 2007, XIOM formally closed the Offering and, as required, proceeded to commence the registration of the common shares related to the Notes and the underlying Warrants.

At September 30, 2007, the Convertible Notes consists of;

Face Value of Convertible Notes	$1,232,000
Beneficial Conversion Feature Discount, Net of accumulated amortization of $17,596	(220,599)
Value Attributable to Warrants Issued, Net of accumulated amortization of $10,463	(133,209)
Placement Costs and Fees Paid To Broker, Net of accumulated amortization of $19,498	(241,602)

Convertible Notes, Net of Unamortized Discounts	$636,590

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

In accordance with Emerging Issues Task Force (“ETIF”) 98-5, XIOM recognized an imbedded beneficial conversion feature present in these notes. The Company measured an aggregate of $238,195 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, and recognized it as Additional Paid-In Capital and a discount against the Convertible Notes. This discount is being amortized as Interest Expense over the five year maturity period of the Convertible Notes.

In accordance with ETIF 00-27, XIOM recognized the value attributable to the Warrants in the amount of $143,672 as Additional Paid-In Capital and a discount against the Convertible Notes. The Company valued the Warrants using the Black-Scholes pricing model. Assumptions used in the calculation included the contractual term of the Warrants (five years) as the expected term, a risk free rate of 3.5% and a market price volatility factor of 20%. The debt discount attributable to these Warrants is being amortized as Interest Expense over the five year maturity period of the Convertible Notes.

11.	SALES TO MAJOR CUSTOMERS

For the fiscal years ending September 30, 2007 and 2006, the Company had one major customer in each year who accounted for approximately 15% and 25%, respectively, of total sales. Each customer represented approximately 50% and 16% of trade accounts receivable as of September 30, 2007 and 2006, respectively.

12.	COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases office, manufacturing and warehouse space pursuant to a four year lease that expires May, 31 2010 for approximately $5,000 per month. In addition, the Company leases a training and testing facility adjacent to the above space on a month-to-month basis for $1,300 per month. Rent expense for fiscal 2007 and 2006 was approximately $76,500 and $60,000, respectively.

CONSULTING AGREEMENTS

The Company had an agreement with a consulting engineer who provided technical support and testing services directly related to the thermal spray coating technology and the powder formulas utilized in the application process. This agreement called for a base ten hours of work per week at $50 per hour plus reimbursement for out-of-pocket expenses, as well as 8,400 shares of restricted common stock due in advance of each contract term. Any time incurred beyond the base weekly hours was payable at $50 per hour, plus 70 shares of restricted common stock for each hour worked above the ten base hours, valued at the estimated fair market value of the common stock on the date such shares are earned. This contract automatically renewed each May, but was terminated by mutual agreement between the Company and the engineer effective December 31, 2006.

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

The Company has an agreement with a consultant to provide recurring accounting, tax and financial management services. Compensation is based on one third (33%) of any and all compensation paid to the President of XIOM. Such compensation can be in the form of cash, common stock or options, or any combination thereof, and is paid in like kind at the same time said compensation is paid to the President. This agreement may be terminated by either party upon ninety days written notice to the other party.

13.	COMMON STOCK

	As of September 30,
	2007	2006
Common Stock is as follows:
Common Stock, $.0001 par value, shares authorized	50,000,000	10,000 000
Shares issued and outstanding, including 563,718 shares subject to rescission rights	8,206,663	7,095,973
Par Value	$821	$710

In August 2007, the Board of Directors of XIOM, by the written consent of the holders in excess of 50% of the voting rights of the shareholders of the Company, approved an increase in the number of authorized shares of common stock from 10,000,000 to 50,000,000 shares.

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

In January 2007, the Company issued 25,000 and 100,000 shares of restricted common stock related to two separate consulting agreements for management and financial consulting services. Both agreements are for twelve months and are not renewable. The agreements also require that 75,000 shares and 300,000 shares, respectively, be held in escrow, pursuant to separate escrow agreements, and that such shares be issued by the escrow agent at intervals of three months, six months and nine months from the date of the consulting agreements. Either, or both, contracts may be cancelled by the Company upon written notice to the consultant(s) prior to the end of each quarterly release of shares from escrow. In addition, the Company has granted “piggy back” registration rights to register the consulting shares, whether or not released from escrow, in any subsequent registration statement filed by the Company, at the cost and expense of the Company. In the event the Company enters into an investment banking agreement with the first consultant during the term of the consulting agreement, then the consultant will waive its due-diligence fee and limit its compensation on any money raise up to no greater than a 10% commission, a 3% non-accountable expense allowance, a $3,500 placement agent’s counsel fee and 10% of like kind securities as those sold in any offering (See Note 10.). On June 15, 2007, XIOM formally cancelled both consulting agreements and 50,000 shares and 200,000 shares, respectively, were returned from escrow to the Company, cancelled and returned to treasury.

During fiscal 2006 and 2007, the Company issued 143,514 shares and 458,499 shares, respectively, of restricted common stock to several vendors as consideration for engineering consulting, merger and acquisition consulting, marketing services, management services and sales commissions provided during each fiscal year. These shares were issued based on the fair market value of the services provided and converted at the estimated fair market value of the common stock on the date of each issuance.

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

In December 2006 and February 2007, the Company completed separate private placement offerings in which it sold and issued 41,000 shares and 13,889 shares, respectively, of restricted common stock at a price of $1.30 per share and $1.80 per share, respectively, which approximated the fair market value on the date of each issuance. In addition, the stockholders that purchased these shares also received a warrant to purchase one share of common stock for each share they purchased. Each warrant has an exercise price of $1.30 per share and $1.80 per share, respectively, and a term of one year.

During the first two quarters of fiscal 2007, the Company issued 80,635 shares of registered common stock from the exercise of various warrants originally issued and included in the SB-2 Registration Statement that became effective in October 2006. The exercise price of these warrants was $.75 per share. One of the shareholders that exercised his warrant for 13,334 shares used part of a Note Payable due him from the Company as consideration for his exercise price.

In February 2007, one of the officers, who is also a shareholder, sold his entire interest in a certain spray technology he previously acquired personally from HV Plastic Spray Systems, Inc., for 75,000 restricted common shares of XIOM. These shares were issued based on the fair market value of the spray technology converted at $1.80 per share, which approximated the fair market value of the common stock on the date the shares were issued. This technology has been classified as an Intangible Asset and is being amortized on a straight-line basis over its estimated useful life, which is seventeen (17) years.

During fiscal 2006, the company sold and issued, in two separate private placements, 563,718 shares of restricted common stock for a total of $670,399. Because these shares were issued during, but not included in, the Company’s SB-2 registration statement that became effective in October 2006, such shares are subject to rescission rights by the shareholders who purchased these shares. Common stock, subject to rescission rights, has not been included in Stockholders’ Equity, but has been disclosed separately on the face of the balance sheet (See Note 17.).

14.	STOCK OPTIONS

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

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

On March 1, 2006, XIOM granted three separate options to purchase a total of 350,000 shares of restricted common stock at a price of $1.50 per share, which approximates the fair market value on the date of the grant. The two operating officers, who are also shareholders, each received an option to purchase 150,000 restricted common shares and a consultant to the company received an option to purchase 50,000 restricted common shares as partial consideration for providing accounting services for fiscal 2006. The options are fully vested and are exercisable, in whole or in part, at the sole discretion of the grantee through February 28, 2011 and may not be assigned, or otherwise transferred. The value of the options was determined based on a calculated value method using the historical volatility of the industry sector index related to the small-cap version of the Industrial Suppliers sub-sector, within Support Services for Industrial Goods and Services. Specifically, the Company used the Black-Scholes option pricing formula, which produced a value of approximately $.14 per option share. This resulted in the Company recording additional compensation and consulting expense of approximately $49,000 that was treated as Additional Paid-In Capital. Assumptions used in the calculation included the contractual life of the option as the expected term, a risk free rate of 3.5% and a market price volatility factor of 20%.

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

On October 15, 2006, XIOM granted three separate options to purchase a total of 350,000 shares of restricted common stock at a price of $1.75 per share, which approximates the fair market value on the date of the grant. The two operating officers, who are also shareholders, each received an option to purchase 150,000 restricted common shares and a consultant to the company received an option to purchase 50,000 restricted common shares as partial consideration for providing accounting services for fiscal 2007. The options are fully vested and are exercisable, in whole or in part, at the sole discretion of the grantee through October 14, 2011 and may not be assigned, or otherwise transferred. The value of the options was determined based on a calculated value method using the historical volatility of the industry sector index related to the small-cap version of the Industrial Suppliers sub-sector, within Support Services for Industrial Goods and Services. Specifically, the Company used the Black-Scholes option-pricing formula, which produced a value of approximately $.17 per option share. This resulted in the Company recording an additional compensation and consulting expense of approximately $60,000 that was treated as Additional Paid-In Capital. Assumptions used in the calculation included the contractual life of the option as the expected term, a risk free rate of 3.5% and a market price volatility factor of 20%.

During fiscal 2007, the two operating officers, who are also shareholders, partially exercised their March 2005 and March 2006 options, and purchased 80,000 shares of restricted common stock at $.75 per share and 40,000 shares of restricted common stock at $1.50 per share. Accrued Compensation and the Shareholder Loan were off-set and used as consideration for acquiring these option shares. A consultant to the company also partially exercised his March 2005 options and purchased 26,667 shares of restricted common stock at $.75 per share. Accrued professional fees were off-set and used as consideration for acquiring these option shares.

On July 6, 2007, XIOM granted four separate options to purchase a total of 250,000 shares of restricted common stock at a price of $1.25 per share, which approximates the fair market value on the date of the grant. The two operating officers, who are also shareholders, and a consultant, who provides engineering services, each received an option to purchase 75,000 restricted common shares and another consultant to the company received an option to purchase 25,000 restricted common shares as partial consideration for providing accounting services for fiscal 2007. The options are fully vested and are exercisable, in whole or in part, at the sole discretion of the grantee through July 5, 2012 and may not be assigned, or otherwise transferred. The Company used the Black-Scholes option-pricing formula, which produced a value of approximately $.37 per option share. This resulted in the Company recording an additional compensation and consulting expense of approximately $91,000 that was treated as Additional Paid-In Capital. Assumptions used in the calculation included the contractual life of the option as the expected term, a risk free rate of 3.5% and a market price volatility factor of 76%.

In August, 2007, XIOM granted three separate options to purchase a total of 330,000 shares of restricted common stock at a price of $1.25 per share for 30,000 options for two employees and $1.50 for 300,000 options to a consultant, which approximated the fair market value on the date of the grants. The options are fully vested and are exercisable, in whole or in part, at the sole discretion of the grantee through August 2012 and may not be assigned, or otherwise transferred. The Company used the Black-Scholes option-pricing formula, which produced a value of approximately $.41 per option share. This resulted in the Company recording an additional compensation and consulting expense of approximately $135,000 that was treated as Additional Paid-In Capital. Assumptions used in the calculation included the contractual life of the option as the expected term, a risk free rate of 3.5% and a market price volatility factor of 76%.

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

15.	INCOME TAXES

As of September 30, 2007, the Company had net operating and capital loss carryforwards of approximately $2,800,000 and $533,000, respectively, which expire in 2017 and 2011, respectively.

At September 30, 2007 and 2006, the Company provided a full valuation allowance against the gross deferred tax asset arising from the net operating and capital loss carry forwards because, in management’s opinion at this time, it is more likely than not, such benefits will not be realized during the respective carryforward periods.

16.	RELATED PARTY TRANSACTIONS

The Shareholder Loan balance represents the net amount owed to one officer/shareholder for monies advanced from time to time to cover the Company’s short-term cash flow needs. This loan is unsecured, non-interest bearing and has no specific term for repayment. During fiscal 2007, the Company converted $20,000 of Shareholder Loan as partial consideration for purchasing 40,000 restricted shares of common stock upon the exercise of certain stock options held by the officer/shareholder.

17.	COMMON STOCK, SUBJECT TO RESCISSION RIGHTS

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

18.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements as of September 30, 2007, the Company has a total Stockholders’ Deficit of approximately $872,000 and has working capital deficit of approximately $191,000. Additionally, the Company incurred a Net Loss of approximately $2,724,000 for the year ended September 30, 2007 and a Net Loss of approximately $806,000, for the year ended September 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. However, the Company has seen a significant increase in sales orders for the patented industrial thermal spray technology since October 2007. This has resulted from recently expanded domestic marketing efforts to attract both commercial and governmental customers as well as the further development of several joint ventures and strategic alliance relationships. XIOM also plans to significantly reduce the number of shares issued for services related to engineering consulting, merger and acquisition consulting and marketing services, thereby reducing the related expenses. The Company will also continue seeking to raise money through a series of equity and debt transactions in fiscal 2008. As a result of these factors, management believes it will have sufficient resources to meet the Company’s cash flow requirements for at least twelve months following the date of these financial statements.

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

19.	SUBSEQUENT EVENTS

In October 2007, XIOM granted five separate options to purchase a total of 525,000 shares of restricted common stock at a price of $1.50 per share, which approximates the fair market value on the date of the grant. The two operating officers, who are also shareholders, and a consultant, who provides engineering services, each received an option to purchase 150,000 restricted common shares, a consultant to the company received an option to purchase 50,000 restricted common shares as partial consideration for providing accounting services for fiscal 2008 and another consultant received an option to purchase 25,000 restricted common shares as partial consideration for providing coating application services for fiscal 2008. The options are fully vested and are exercisable, in whole or in part, at the sole discretion of the grantee through October 2012 and may not be assigned, or otherwise transferred.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The Form 8-K filed with the Securities and Exchange Commission on November 7, 2007 is hereby incorporated by reference.

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

Name	Age	Position
Andrew B. Mazzone	67	Chairman, President, Chief Accounting/Financial Officer and Promoter
Thomas Gardega	59	Executive Vice President, Director and Promoter

Andrew Mazzone
Mr. Mazzone has been the Chairman and President of the company since its inception in 1998. Mr. Mazzone was the President of TTI at the time of the spin-out. He resigned as Sole Officer and Director of TTI on November 1, 2001. Thereafter, TTI acquired and changed its name to Steam Clean USA, Inc. on or about August 15, 2002. On July 1, 2003, Steam Clean USA, Inc. acquired Humana Trans Services Group, Ltd. At this point Mr. Mazzone was invited to become Chairman of the Board of Directors. He served in that position until January 2004, when he resigned as Chairman but remained as a Director and until May 5, 2004, when he resigned from the Board entirely. From 1970 until February 15, 1995, Mr. Mazzone was employed by Metco, Westbury, NY, a subsidiary of the Perkin Elmer Corp., a holding company, which subsidiary, Metco, was engaged in the business of development of metal spraying and metal powders. Mr. Mazzone, as President, resigned from Sulzer Metco after the acquisition of the Company in 1995. From 1995 to October, 2001 Mr. Mazzone was President of Thermaltec International.

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

Item 10. Executive Compensation
For the fiscal year ended September 30, 2007, the Officers/Directors have been compensated with salaries and other forms of remuneration as set forth below:

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

	Summary Compensation Table

	Fiscal	Annual	Long-term Compensation;
Name & Position	Year	Salary	Securities Underlying Options

Andrew Mazzone,	2005	$60,000	300,000
Chairman & President	2006	$60,000	150,000
	2007	$60,000	225,000

Thomas Gardega	2005	$60,000	300,000
Executive VP	2006	$60,000	150,000
	2007	$60,000	225,000

The following table details options granted to each executive officer in the last fiscal year ended September 30, 2007;

	Option Grants In Last Fiscal Year
		Percent of Total	Exercise
	Number of Shares	Options Granted	Price	Expiration
Name	Underlying Options	To Employees	($/SH)	Date

Andrew Mazzone	150,000		$1.75	October 14, 2011
Chairman & President	75,000	50%	$1.25	July 5, 2012

Thomas Gardega	150,000		$1.75	October 14, 2011
Executive VP	75,000	50%	$1.25	July 5, 2012

	Option Exercised In Last Fiscal Year
		Exercise		Value of Unexercised
	Number of Options	Price	Unexercised	Options
Name	Exercised	($/SH)	Options	($)

Andrew Mazzone	40,000	$1.50	76,667	-0-
Chairman & President	-0-	$1.75	150,000	-0-
	-0-	$1.25	75,000	-0-

Thomas Gardega	80,000	$0.75	60,000	$18,000
Executive VP	-0-	$1.50	150,000	-0-
	-0-	$1.75	150,000	-0-
	-0-	$1.25	75,000	-0-

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

Item 11. Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information as of December 31, 2007 with respect to the beneficial ownership of the 8,504,663 outstanding shares of the Company's Common Stock by (i) each person known by the Company to beneficially own five percent or more of the outstanding shares; (ii) the Company's officers and directors; and (iii) the Company's officers and directors as a group. A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days.

			Percentage of
Identity of Shareholder	Number of Shares		Beneficial Ownership
Andrew B. Mazzone	1,412,592		16.6%
513 Dryden Street
Westbury, NY 11590
President and Director

Thomas Gardega	814,786		9.6%
200 Landmark Road
Conway, SC 29527
Executive VP and Director

James Zimbler (2)	540,000	(2)	6.3% (2)
234 East College Avenue
State College, PA 16801

All Officers and Directors as	2,227,378		26.2%
A Group (2 Persons)

*	Less than 5%
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

(2)	Including 250,000 shares owned by Miami Holdings Company, LLC., which is controlled and beneficially owned by James Zimbler.

Item 12. Certain Relationships and Related Transactions and Director Independence.

None

Director Independence
None of our current directors are considered independent at this time.

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

Reports on Form 8-K:

The Form 8-K filed with the Securities and Exchange Commission on November 7, 2007 is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services.
Audit Fees. The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements and review of our quarterly financial statements were $25,000 and $10,000 for fiscal years 2007 and 2006, respectively.

Audit Related Fees. None.

Tax Fees. None

All Other Fees. None.

During the fiscal year ended September 30, 2007, the Registrant did not have an audit committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, XIOM CORP. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on January 14, 2008.

XIOM CORP.

By:	/s/ Andrew Mazzone
Andrew Mazzone, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicate;

Signature	Title	Date

/s/ Andrew Mazzone	President Principal	January 14, 2007
Andrew Mazzone	Accounting/Financial Officer and
Director

/s/ Thomas Gardega	Executive Vice President	January 14, 2007
Thomas Gardega	Director