Form 10QSB
period 2007-12-31
XIOM CORP
filed 2008-02-19
CIK 1160479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-QSB
__________________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934
For the quarterly period ended: December 31, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.0001 par value	8,572,663
(Class)	(Outstanding as of February 15, 2008)

XIOM Corp.
Form 10-QSB

Part I: Financial Information

Item 1.  Financial Statements

XIOM Corp.
Balance Sheet
As Of December 31, 2007
(Unaudited)

Assets
Current Assets
Cash and Cash Equivalents	$18,490
Accounts Receivable, Net of
Allowance for Doubtful Accounts	54,993
Inventory	207,478
Prepaid Expenses	256,912
Other Current Assets	54,360

Total Current Assets	592,233

Fixed Assets, Net of Accumulated
Depreciation and Amortization	215,477

Other Assets
Intangible Assets, Net of
Accumulated Amortization	424,297
Retainage Receivable	23,705
Security Deposits	6,815

Total Other Assets	454,817

Total Assets	$1,262,527

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable and
Accrued Expenses	$586,486
Convertible Note Payable	250,000
Notes Payable	55,744

Total Current Liabilities	892,230

Long-Term Liabilities
Convertible Notes Payable, Net of
Unamortized Discounts	669,668
Shareholder Loan	9,107

Total Liabilities	1,571,005

Common Stock, Subject To Rescission Rights	670,399

Stockholders' Equity (Deficit)
Common Stock, $.0001 par value; 50,000,000 shares authorized, 7,940,945 shares issued and outstanding (excluding 563,718 shares subject to rescission rights)	794
Additional Paid-In Capital	4,013,789
Retained Earnings (Deficit)	(4,993,460)

Total Stockholders' Equity (Deficit)	(978,877)

Total Liabilities and
Stockholders' Equity Deficit)	$1,262,527

See accompanying notes to financial statements

XIOM Corp.
Statements of Operations
For The Three Months Ended December 31, (Unaudited)

	2007	2006

Sales	$309,379	$190,175

Cost of Sales	220,219	152,600

Gross Profit	89,160	37,575

General and Administrative Expenses	613,137	366,024

Operating Income (Loss)	(523,977)	(328,449)

Other Income (Expenses);

Interest Expense	(55,411)	0

Net Income (Loss)	($579,388)	($328,449)

Basic and Diluted Income (Loss) per Share	($0.07)	($0.05)

Weighted Average Number of Shares
Outstanding, Basic and Diluted	8,454,996	7,205,156

See accompanying notes to financial statements

XIOM Corp.
Statements of Cash Flow
For The Three Months Ended December 31, (Unaudited)

	2007	2006
Cash Flows from Operating Activities:

Net Income (Loss)	($579,388)	($328,449)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	16,636	6,008
Issuance of Shares for Services	68,750	60,307
Value of Stock Option Grants	100,365	40,000
Amortization of Convertible Note Discounts	33,078	-
Changes in Operating Assets and Liabilities:
Accounts Receivable, Net	60,861	(45,325)
Inventory	(33,244)	(17,919)
Prepaid Expenses	(6,339)	33,126
Other Current Assets	1,300	2,476
Retainage Receivable	-	2,973
Accounts Payable and Accrued Expenses	91,238	109,358

Total Adjustments	332,645	191,004

Net cash provided (used) in operating activities	(246,743)	(137,445)

Cash Flows from Investing Activities:
Purchase of Additional Overseas Patents	(29,481)	(13,184)
Purchase of Fixed Assets	(21,937)	(6,703)

Net cash provided (used) by investing activities	(51,418)	(19,887)

Cash Flows from Financing Activities:
Proceeds from exercise of joint venture related stock option	-	110,000
Proceeds from exercise of Common Stock warrants	-	17,975
Sale of Restricted Common Stock	-	53,300
Proceeds from Notes Payable, Net	4,601	966
Proceeds from (repayment of) Shareholder Loan, Before Non-Cash Adjustments	(668)	3,681

Net cash provided (used) by financing activities	3,933	185,922

Net increase (decrease) in cash and cash equivalents	(294,228)	28,590

Cash & Cash Equivalents, Beginning of Period	312,718	90,495

Cash & Cash Equivalents, End of Period	$18,490	$119,085

(Continued)

XIOM Corp.
Statements of Cash Flow
For The Three Months Ended December 31,
(Continued)
	2007	2006

Supplemental Disclosures

Non-Cash Financing and Investing Activities:
Issuance of Shares for Equity in Joint Ventures	-	$215,000
Issuance of Shares for Services and
Accrued Expenses	$372,000	$60,307
Value of Stock Option Grants	$100,365	$40,000
Issuance of shares to repay Notes Payable	-	$30,000

Interest and Taxes Paid:
Interest Expense	$31,505	-
Income Taxes	-	-

See accompanying notes to financial statements

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of XIOM Corp. (“XIOM”, or the “Company”) as of December 31, 2007 and the related statements of operations and of cash flows for the three months then ended. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended September 30, 2007, Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934, File No. 333-124704.

2. COMMON STOCK

During October 2007, the Company issued 298,000 shares of restricted common stock to several vendors as consideration for merger and acquisition consulting, marketing services, management services and equipment purchased. These shares were issued based on the fair market value of the services provided, or equipment purchased, and converted at the estimated fair market value of the common stock on the date of each issuance.

3. STOCK OPTIONS

In October 2007, XIOM granted five separate options to purchase a total of 525,000 shares of restricted common stock at a price of $1.50 per share, which approximates the fair market value on the date of the grant. The two operating officers, who are also shareholders, and a consultant, who provides engineering services, each received an option to purchase 150,000 restricted common shares, a consultant to the company received an option to purchase 50,000 restricted common shares as partial consideration for providing accounting services for fiscal 2008 and another consultant received an option to purchase 25,000 restricted common shares as partial consideration for providing coating application services for fiscal 2008. The options are fully vested and are exercisable, in whole or in part, at the sole discretion of the grantee through October 2012 and may not be assigned, or otherwise transferred. The Company used the Black-Scholes option-pricing formula, which produced a value of approximately $.19 per share for 500,000 option shares and approximately $.14 per share for 25,000 option shares. This resulted in the Company recording additional compensation and consulting expenses totaling approximately $100,000 that was treated as Additional Paid-In Capital. Assumptions used in the calculation included the contractual life of the option as the expected term, a risk free rate of 3.5% and a market price volatility factor of 41%.

4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements as of December 31, 2007, the Company has a total Stockholders’ Deficit of approximately $979,000 and incurred a Net Loss of approximately $579,000 for the three months ended December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. However, the Company has seen a steady increase in sales orders for the patented industrial thermal spray technology and related powder formulas. Furthermore, the Company plans to continue raising capital through a series of private placement transactions for the balance of fiscal 2008. It also plans to expand sales by significantly increasing domestic marketing efforts, including pursuing major contracts through its network of strategic alliance relationships. As a result of these factors, management believes it will have sufficient resources to meet the Company’s cash flow requirements for at least twelve months following the date of these financial statements.

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007
(Unaudited)

5. SUBSEQUENT EVENTS

In late January, 2008, XIOM formally filed a Form SB-2 Registration Statement with the Securities and Exchange Commission (“SEC”) to register the common shares related to the Convertible Exchangeable Notes (“Notes”) and the underlying Warrants, as well as other previously issued shares of common stock and a separate Convertible Note with “piggy back” registration rights. Each Note will convert automatically upon the effectiveness of the SEC Registration Statement registering the underlying common shares of the Notes and Warrants. Each Warrant is exercisable for one share of the Company’s common stock at its stated exercise price at any time prior to the five year anniversary of its issuance, or is callable by the Company in the event that the Company’s common stock trades at a $5.00 “Bid Price”, or above, for 20 consecutive trading days. If a Registration Statement is not declared effective within one year from the final closing date of the Offering, which is June 14, 2007, then the Note holders may elect to accelerate the maturity date and, in default of payment, shall accrue interest at a default rate of 15% per annum until payment is made. The declaration of an effective date is dependent upon SEC approval of the Registration Statement only after they have conducted a compliance review of the filing, as well as the Company’s responses to all comments, if any, that may result from such review.

In January, the two officers of the Company, who are also shareholders, entered into two separate agreements with the Company to loan it up to 350,000 shares of common stock each from shares they own personally. These shares have been placed into escrow and will be sold to outside investors, on a pro-rata basis, based on the fair market value of the Company’s common stock at the time of sale, with the net proceeds being remitted from escrow to the Company upon the closing of each transaction, or series of transactions. As consideration for the two loans, the Company has agreed to repay the two officers with restricted shares of XIOM common stock, at a discount, based on the total loan proceeds and the total shares that were sold to obtain the proceeds.

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

Results of Operations:

For the three months ended December 31, 2007 vs. December 31, 2006

For the first fiscal quarter ended December 31, 2007, the Company had sales of $309,379 and cost of sales of $220,219. This is in comparison to total sales of $190,175 and cost of sales of $152,600 for first fiscal quarter ended December 31, 2006. The increase in sales and cost of sales in the first three months of fiscal 2008 results primarily from an increase in thermal spray system and related powder sales compared to the first three months of fiscal 2007. As a result, gross profit for the first three months of fiscal 2008 was $89,160, an increase of $51,585, or 137%, compared to the gross profit for the first three months of fiscal 2007 of $37,575. Gross profit in the first fiscal quarter of fiscal 2007 was otherwise reduced because the majority of new systems were sold at wholesale prices and starter powder kits were included with all new system sold at no cost to the customer. Management deemed this marketing approach appropriate in order to get as many systems as possible sold in the first quarter of fiscal 2007, which would result in additional powder sales going forward.

General and administrative expenses for the first three months increased by approximately $247,000 when comparing the first quarter of fiscal 2008 to the first quarter of fiscal 2007. This increase was primarily due to additional merger and acquisition consulting expense, the value of certain option grants recorded as additional compensation and consulting expense, as well as the continued increase in general overhead necessary to accommodate the anticipated growth of the company.

The net loss increased from $328,449, or ($.05) per share, to $579,388, or ($.07) per share from the first fiscal quarter of 2007 to the first fiscal quarter of 2008, respectively. This increase of approximately $251,000 was directly related to the increase in general and administrative expenses described above, which included the value of additional stock option grants and the issuance of restricted common shares for some of the services provided to the Company, all of which were primarily non-cash in nature.

We have, in our history, generated limited income from operations, have incurred substantial expenses and have sustained losses. In addition, we expect to continue to incur significant operating expenses through the fiscal quarter ending March 31, 2008. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. We expect to have quarter-to-quarter fluctuations in revenues, expenses and cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some beyond our control, including regulatory actions, market acceptance of our products and services, new products and service introductions, and competition.

Liquidity, Capital Resources and Operations:

During the first fiscal quarters ended December 31, 2007 and 2006, net cash used by operating activities was $246,743 and $137,445, respectively. The Company incurred net losses of $579,388 and $328,449 for the fiscal quarters ended December 31, 2007 and 2006, respectively. Additionally, at December 31, 2007, the Company had a Stockholders’ (Deficit) of approximately $979,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

It is the intention of the Company’s management to improve profitability by significantly increasing sales of its patented thermal spray system and coating powders in fiscal 2008, while increasing the gross margin for each by improving sales pricing structures as well as purchasing policies and procedures. Management is also constantly reviewing overhead costs in an attempt to maintain reasonable levels of general and administrative expenses as the company continues to grow. In addition, the Company has finished testing the new model spray gun, the XIOM 5000. This new model will be available for sale beginning March 2008. This gun will allow the application of powder coatings at a rate that is approximately three times faster than the original model gun, the XIOM 1000. The result will be a significantly reduced direct labor rate and an increased volume of powders that can be consumed for any application scenario. This gives the end user of the system a greater economy of scale on each project, thus allowing better competitive pricing and the opportunity for increased profits at the application level. As a result of this improved technology, the Company anticipates a significant increase demand for the thermal spray system as well as an increase in related powder sales for the balance of fiscal 2008. It also plans to expand sales by significantly increasing domestic marketing efforts, including the pursuit of major contracts through its network of strategic alliance relationships.

The Company anticipates that in order to fulfill its plan of operations, it will need to seek additional financing from outside sources. As such, the Company is constantly pursuing private debt and equity sources to fund its current operations and plans for expansion. As a result of these factors, management believes it will have sufficient resources to meet the Company’s cash flow requirements for at least twelve months.

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

Part II. Other Information

Item 6. Exhibits

Index to Exhibits:

SEC REFERENCE NUMBER	TITLE OF DOCUMENT
3.1 (1)	Certificate of Incorporation of XIOM Corp.
3.2 (1)	Certificate of Amendment to Certificate of Incorporation dated August 2004
3.3 (3)	Certificate of Amendment to Certificate of Incorporation dated August 2007
3.4 (1)	By-laws of the Registrant, as amended
31.1 (2)	Certification of President Officer pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to section 906 of the Sarbanes-Oxley act of 2002
32.1 (2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to section 906 of the Sarbanes-Oxley act of 2002
------------
(1)	Previously filed with Registration Statement Form SB-2, filed with the Securities and Exchange Commission on May 6, 2006, as amended.
(2)	Filed herewith
(3)	Certificate of Amendment to Certificate of Incorporation dated August 31, 2007 was included with Form 10-KSB, filed with the Securities and Exchange Commission on January 15, 2008

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2008	XIOM, Corp.

	By:	/s/ Andrew B. Mazzone
Andrew B. Mazzone
Chief Executive Officer/Chief Financial/Accounting Officer (Principal Executive Officer)