Form 10QSB
period 2008-03-31
XIOM CORP
filed 2008-05-21
CIK 1160479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-QSB
__________________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934
For the quarterly period ended: March 31, 2008

Commission File number: 333-71748

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.0001 par value	9,934,708
(Class)	(Outstanding as of May 15, 2008)

XIOM Corp.
Form 10-QSB

Part I: Financial Information

Item 1.  Financial Statements

XIOM, Corp.
Balance Sheet
As Of March 31, 2008

Assets
Current Assets
Cash and Cash Equivalents	$403,815
Accounts Receivable, Net of Allowance for Doubtful Accounts	224,761
Inventory	262,332
Prepaid Expenses	366,505
Other Current Assets	73,709

Total Current Assets	1,331,122

Fixed Assets, Net of Accumulated Depreciation & Amortization	212,081

Other Assets
Intangible Assets, Net of Accumulated Amortization	444,680
Equity Investment	208,000
Retainage Receivable	23,705
Security Deposits	6,815

Total Other Assets	683,200

Total Assets	$2,226,403

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable and Accrued Expenses	$628,324
Officers' Convertible Notes Payable	535,964
Notes Payable	25,874

Total Current Liabilities	1,190,162

Long-Term Liabilities
Convertible Notes Payable, Net of Unamortized Discounts	702,746
Shareholder Loan	17,223

Total Liabilities	1,910,131

Common Stock, Subject To Rescission Rights	670,399

Stockholders' Equity (Deficit)
Common Stock, $.0001 par value, 50,000,000 shares authorized, 9,300,305 shares issued and outstanding (excluding 563,718 shares subject to rescission rights)	930
Additional Paid-In Capital	5,582,035
Retained Earnings (Deficit)	(5,937,092)

Total Stockholders' Equity (Deficit)	(354,127)

Total Liabilities and Stockholders' Equity Deficit)	$2,226,403

See accompanying notes to financial statements

XIOM, Corp.
Statements of Operations

	For The Six Months Ended		For The Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Sales	$918,973	$356,314	$609,692	$166,139

Cost of Sales	656,399	298,784	410,123	135,559

Gross Profit	262,574	57,530	199,569	30,580

General and Administrative Expenses	1,668,360	843,116	969,169	484,786

Operating Income (Loss)	(1,405,786)	(785,586)	(769,600)	(454,206)

Other Income (Expenses);

Interest Expense	(117,234)	0	(61,823)	0

Net Income (Loss)	$(1,523,020)	$(785,586)	$(831,423)	$(454,206)

Basic and Diluted Income (Loss) per Share	$(0.18)	$(0.11)	$(0.09)	$(0.06)

Weighted Average Number of Shares Outstanding, Basic and Diluted	8,615,776	7,461,765	8,766,556	7,708,261

See accompanying notes to financial statements

XIOM, Corp.
Statement of Stockholders' Equity (Deficit)
For The Six Months Ended March 31, 2008

	Common Stock		Additional	Retained	Total
	Number of	Par	Paid-In	Earnings	Shareholders'
	Shares	Value	Capital	(Deficit)	Equity (Deficit)

Balance, September 30, 2007	7,642,945	764	3,541,454	(4,414,072)	(871,854)

Option grants in October 2007			123,917		123,917

Shares issued for services during the quarter ended December 31, 2007	250,000	25	299,975		300,000

Shares issued for Accrued Expenses	48,000	5	71,995		72,000

Options exercised against Accrued Compensation and Accrued Accounting Fees	82,000	8	77,992		78,000

Shares issued for Convertible Note	269,791	27	249,973		250,000

Shares issued for services during the quarter ended March 31, 2008	433,000	43	431,707		431,750

Shares issued for Accrued Expenses	5,000	1	7,499		7,500

Option grants in February 2008			226,080		226,080

Shares issued to buy out distributor contract	25,000	3	24,997		25,000

Shares issued for equity investment	156,433	15	132,485		132,500

Private placements of common stock	388,136	39	418,961		419,000

Subscription for common stock			(25,000)		(25,000)

Net (Loss) for the six months ended March 31, 2008				(1,523,020)	(1,523,020)

Balance, March 31, 2008	9,300,305	930	5,582,035	(5,937,092)	(354,127)

See accompanying notes to financial statements

XIOM, Corp.
Statements of Cash Flow
For The Six Months Ended March, 31

	2008	2007
Cash Flows from Operating Activities:

Net Income (Loss)	$(1,523,020)	$(785,586)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	34,408	18,405
Issuance of Shares for Services	469,583	216,557
Allowance for Doubtful Accounts	-	35,000
Value of Stock Option Grants	349,997	40,000
Amortization of Convertible Note Discounts	66,156	-
Changes in Operating Assets and Liabilities:
Accounts Receivable, Net	(108,907)	13,576
Inventory	(88,098)	(15,190)
Prepaid Expenses	(5,515)	66,252
Other Current Assets	(18,049)	2,476
Retainage Receivable	-	(1,328)
Accounts Payable and Accrued Expenses	164,076	242,138

Total Adjustments	863,651	617,886

Net cash provided (used) in operating activities	(659,369)	(167,700)

Cash Flows from Investing Activities:
Purchase of Additional Patents	(56,740)	(68,989)
Purchase of Fixed Assets	(29,437)	(33,338)
Additional Investments In Joint Ventures	-	(40,137)
Equity Investment	(75,500)	-

Net cash provided (used) by investing activities	(161,677)	(142,464)

Cash Flows from Financing Activities:
Proceeds From Exercise of Joint Venture Related Stock Option	-	110,000
Proceeds From Exercise of Stock Warrants	-	50,475
Sales of Restricted Common Stock	394,000	78,300
Proceeds From Officers' Convertible Notes	535,964	-
Proceeds From (Repayment of) Notes Payable	(25,269)	15,431
Proceeds From (Repayment of) Shareholder Loan, Before Non-Cash Adjustments	7,448	1,632

Net cash provided (used) by financing activities	912,143	255,838

Net increase (decrease) in cash and cash equivalents	91,097	(54,326)

Cash & Cash Equivalents, Beginning of Period	312,718	90,495

Cash & Cash Equivalents, End of Period	$403,815	$36,169

(Continued)

XIOM, Corp.
Statements of Cash Flow
For The Six Months Ended March 31,
(Continued)

	2008	2007

Supplemental Disclosures

Non-Cash Financing and Investing Activities:
Issuance of shares for Equity Investments	$132,500	$215,000
Options exercised in exchange for Accrued Compensation, Shareholder Loan and Accrued Professional Fees	$78,000	$55,000
Issuance of shares for services	$469,583	$216,557
Value of Stock Option Grants	$349,997	-
Issuance of shares upon coversion of Convertible Note	$250,000	-
Issuance of shares for Accrued Expenses	$77,500	-
Issuance of shares to buy-out distributor contract	$25,000	-
Issuance of shares to repay Notes Payable	-	$30,000
Note Payable as consideration for warrants exercised	-	$10,000
Issuance of shares for purchase of HV Spray Technology	-	$135,000

Interest and Taxes Paid:
Interest Expense	$18,806	-
Income Taxes	-	-

See accompanying notes to financial statements

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of XIOM Corp. (“XIOM”, or the “Company”) as of March 31, 2008 and the related statements of operations, of stockholders equity(deficit) and of cash flows for the six months then ended. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended September 30, 2007, Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934, File No. 333-71748.

2.	PREPAID EXPENSES

Prepaid Expenses at March 31, 2008 includes approximately $348,000 related to three separate consulting agreements for various financial and business development services to be provided to the Company during fiscal 2008. During the first six months of fiscal 2008, XIOM issued 620,000 restricted common shares for a combined value of $650,000 related to these agreements. As a result, the amount expensed for consulting services for the six months ended March 31, 2008 was approximately $275,000.

3.	EQUITY INVESTMENT

In late March 2008, XIOM completed an investment in XIOM – Europe Corp., a Delaware corporation, whereby the Company issued 156,433 restricted shares of common stock, valued at $132,500, and paid $75,500 to the shareholders of XIOM – Europe Corp in exchange for 100% of the issued and outstanding shares held by them. As of March 31, 2008, XIOM – Europe Corp. is a wholly-owned subsidiary of XIOM with no operating activity post acquisition. XIOM plans to use this entity to continue its business development activity in England and Europe.

4.	OFFICERS’ CONVERTIBLE NOTES

During the quarter ended March 31, 2008, the two officers of XIOM sold unregistered shares of common stock that they owned personally in a series of private transactions. Upon completion of these transactions, each officer had sold 240,682 shares for combined gross proceeds of $529,500 that were loaned to the Company. Legal fees for escrow services related to these transactions of approximately $8,700 were incurred by the company. As a result, each officer received a separate Promissory Note (“Note”) in the amount of $264,750. These Notes are payable on demand, including accrued interest at 7% per annum, in shares of restricted common stock of XIOM at a 50% discount to the average closing share price for the three trading days prior to the demand.

5.	COMMON STOCK

During October 2007, the Company issued 298,000 shares of restricted common stock to several vendors as consideration for financial and business development services, marketing services, management services and equipment purchased. These shares were issued based on the fair market value of the services to be provided, or equipment purchased, and converted at the estimated fair market value of the common stock on the date of each issuance.

During the quarter ended March 31, 2008, XIOM issued 343,000 shares of restricted common stock to several vendors as consideration for financial and business development services, management services, manufacturing services, equipment purchased and to buy-out an exclusive distributor agreement. These shares were issued based on the fair market value of the services to be provided, equipment purchased or contract value, and converted at the estimated fair market value of the common stock on the date of each issuance.

In March 2008, the Company agreed to issue 120,000 shares of restricted common stock to one vendor that provided financial and business development services as consideration for unpaid fees in the amount of $27,500 and the balance of their agreement through August 2008 valued at $72,500.

On March 25, 2008, XIOM elected to convert the Convertible Note with a face value of $250,000 into 269,791 shares of restricted common stock as per the agreement.

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008
(Unaudited)

In March 2008, the Company sold and issued 388,136 shares of restricted common stock in separate private placement offerings at a price between $.94 and $1.05 per share, which approximated the fair market value on the date of each issuance. At March 31, 2008, there is a Subscription Receivable balance of $25,000 related to one of the private placements that was off-set against Additional Paid-in Capital.

6.	STOCK OPTIONS

In October 2007, XIOM granted five separate options to purchase a total of 525,000 shares of restricted common stock at a price of $1.50 per share, which approximates the fair market value on the date of the grant. The two operating officers, who are also shareholders, and a consultant, who provides engineering services, each received an option to purchase 150,000 restricted common shares, a consultant to the company received an option to purchase 50,000 restricted common shares as partial consideration for providing accounting services for fiscal 2008 and another consultant received an option to purchase 25,000 restricted common shares as partial consideration for providing coating application services for fiscal 2008. The options are fully vested and are exercisable, in whole or in part, at the sole discretion of the grantee through October 2012 and may not be assigned, or otherwise transferred. The Company used the Black-Scholes option-pricing formula, which produced a value of approximately $.24 per share for 500,000 option shares and approximately $.18 per share for 25,000 option shares. This resulted in the Company recording additional compensation and consulting expenses totaling approximately $124,000 that was treated as Additional Paid-In Capital. Assumptions used in the calculation included the contractual life of the option as the expected term, a risk free rate of 3.5% and a market price volatility factor of 41%.

On February 19, 2008, XIOM granted an option to a financial consultant to purchase a total of 300,000 shares of restricted common stock at a price of $1.05 per share, which approximates the fair market value on the date of the grant. The options are fully vested and are exercisable, in whole or in part, at the sole discretion of the grantee through February 18, 2013 and may not be assigned, or otherwise transferred. The Company used the Black-Scholes option-pricing formula, which produced a value of approximately $.28 per option share. This resulted in the Company recording an additional consulting expense of approximately $85,000 that was treated as Additional Paid-In Capital. Assumptions used in the calculation included the contractual life of the option as the expected term, a risk free rate of 3.5% and a market price volatility factor of 64%.

On February 29, 2008, XIOM granted four separate options to purchase a total of 500,000 shares of restricted common stock at a price of $1.25 per share, which approximates the fair market value on the date of the grant. The two operating officers, who are also shareholders, and a consultant, who provides engineering services, each received an option to purchase 150,000 restricted common shares and another consultant to the company received an option to purchase 50,000 restricted common shares as partial consideration for providing accounting services for fiscal 2008. The options are fully vested and are exercisable, in whole or in part, at the sole discretion of the grantee through February 28, 2013 and may not be assigned, or otherwise transferred. The Company used the Black-Scholes option-pricing formula, which produced a value of approximately $.28 per option share. This resulted in the Company recording an additional compensation and consulting expense of approximately $141,000 that was treated as Additional Paid-In Capital. Assumptions used in the calculation included the contractual life of the option as the expected term, a risk free rate of 3.5% and a market price volatility factor of 64%.

In March 2008, the two operating officers, who are also shareholders, partially exercised their March 2005 and March 2006 options, and purchased 40,000 shares of restricted common stock at $.75 per share and 20,000 shares of restricted common stock at $1.50 per share. Accrued Compensation was off-set and used as consideration for acquiring these option shares. A consultant to the company also partially exercised his March 2005 and March 2006 options and purchased 20,000 shares of restricted common stock at $.75 per share and 2,000 shares of restricted common stock at $1.50 per share. Accrued professional fees were off-set and used as consideration for acquiring these option shares.

7.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements as of March 31, 2008, the Company has a total Stockholders’ Deficit of approximately $354,000 and incurred a Net Loss of approximately $1,523,000 for the six months ended March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. However, the Company has seen a steady increase in sales orders for the patented industrial thermal spray technology and related powder formulas. Furthermore, the Company plans to continue raising capital through a series of private placement transactions for the balance of fiscal 2008. It also plans to expand sales by significantly increasing domestic marketing efforts, including pursuing major contracts through its network of strategic alliance relationships. As a result of these factors, management believes it will have sufficient resources to meet the Company’s cash flow requirements for at least twelve months following the date of these financial statements.

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008
(Unaudited)

8.	SUBSEQUENT EVENTS

In April 2008, several Convertible Note holders elected to receive a total of 44,185 restricted common shares in lieu of payment for accrued interest due them as of April 1, 2008 of approximately $48,600. These shares were issued at a price of $1.10 per share, which approximated the fair market value on April 1, 2008.

In April 2008, XIOM received $500,000 related to a separate Convertible Note (“Note”) agreement that matures in March 2010. The agreement includes interest at 7% per annum, compounded monthly, payable semi-annually in cash or stock, at the option of the Note holder. Additionally, the agreement includes two separate Warrants for 250,000 shares of common stock each, with an exercise price of $1.50 and $1.80 per share, respectively, through March 2013 and are immediately exercisable. The note is convertible, in whole or in part, into common shares of XIOM at price of $1.50 per share at the option of the holder at any time, or upon any 30 day prepayment notice by the Company, until maturity. The shares underlying the Note and Warrants have specific registration rights, including “piggy-back” registration rights, all at the expense of the Company. Unless earlier converted, the Note will automatically mature and be due and payable on the earlier of (a) the second anniversary of the Note, (b) the closing of a minimum of $5,000,000 of equity and, or, debt financing at a price per share (or conversion price) of not less than $3.00.

In April 2008, XIOM loaned $150,000 to the Kentucky Joint Venture. The Promissory Note is payable in one year, including accrued interest at 5% per annum, with $35,000 payable within two months. The maker may prepay this Note in whole, or in part, prior to maturity without penalty or premium. Upon the determination of the joint venture partner, it may pay the remaining balance, plus accrued interest, in common stock of the joint venture entity based on five day average closing price prior to the settlement date.

Item 2.  Management’s Discussion and Analysis and Plan of Operations.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our unadited financial statements and notes thereto included herein. In connection with, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We are ineligible to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 because we are a “penny stock issuer”.

Financial Condition, Liquidity and Capital Resources:

Net cash flow used by operating activities during the six months ended March 31, 2008 and 2007 was approximately $659,000 and $168,000, respectively. Additionally, the Company incurred net losses of approximately $1,523,000 and 786,000 for the first six months of fiscal 2008 and 2007, respectively and had net losses for the three months ended March 31 2008 and 2007 of approximately $831,000 and $454,000 respectively. At March 31, 2008, the Company had a Stockholders’ (Deficit) of approximately $354,000. These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

The Officers’ Convertible Notes in the amount of approximately $536,000 are expected to be converted during the quarter ended June 30, 2008. This will improve the permanent capital base as well as the overall working capital structure. Additionally, the Common Stock Subject to Rescission Rights in the amount of approximately $670,000 is currently being addressed and it is anticipated that it will not be necessary to continue disclosing this balance as a contingent liability. As a result, this balance will be reclassed to Stockholders’ Equity by the end of the fiscal year, which will also improve the permanent capital base.

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

Results of Operations:

For the six months ended March 31, 2008 vs. March 31, 2007

For the six months ended March 31, 2008, the Company had sales of $918,973 and cost of sales of $656,399. This is in comparison to total sales of $356,314 and cost of sales of $298,784 for six months ended March 31, 2007. The increase in sales and cost of sales in the first six months of fiscal 2008 results primarily from an increase in thermal spray system and related powder sales compared to the first six months of fiscal 2007. As a result, gross profit for the first six months of fiscal 2008 was $262,574 an increase of $205,044, or 356%, compared to the gross profit for the first six months of fiscal 2007 of $57,530. Gross profit in the first six months of fiscal 2007 was otherwise reduced because the majority of new systems were sold at wholesale prices and starter powder kits were included with all new system sold at no cost to the customer. Management deemed this marketing approach appropriate in order to get as many systems as possible sold in the first six months of fiscal 2007, which would result in additional powder sales going forward.

General and administrative expenses increased by approximately $825,000 when comparing the first six months of fiscal 2008 to the first six months of fiscal 2007. This increase was primarily due to additional financial and business development consulting expenses as well as the value of certain option grants recorded as additional compensation and consulting expense, which were all primarily non-cash in nature.

The net loss increased from $785,586 or ($.11) per share, to $1,523,020, or ($.18) per share when comparing the first six months of fiscal 2007 to the first six months of fiscal 2008, respectively. This increase of approximately $737,000 was directly related to the increase in general and administrative expenses described above, which included the value of additional stock option grants and the issuance of restricted common shares for services provided to the Company, all of which were primarily non-cash in nature.

For the three months ended March 31, 2008 vs. March 31, 2007

For the three months ended March 31, 2008, the Company had sales of $609,692 and cost of sales of $410,123. This is in comparison to total sales of $166,139 and cost of sales of $135,559 for three months ended March 31, 2007. The increase in sales and cost of sales for the second quarter of fiscal 2008 results primarily from an increase in thermal spray system and related powder sales compared to the second quarter of fiscal 2007. As a result, gross profit for the second quarter of fiscal 2008 was $199,569 an increase of $168,989, or 553%, compared to the gross profit for the second quarter fiscal 2007 of $30,580. Furthermore, the gross profit generated in the second quarter of fiscal 2008 accounted for approximately 76% of the gross profit generated for the six months ended March 31, 2008.

General and administrative expenses increased by approximately $484,000 when comparing the second quarter of fiscal 2008 to the second quarter of fiscal 2007. This increase was primarily due to additional financial and business development consulting expenses as well as the value of certain option grants recorded as additional compensation and consulting expense, which were all primarily non-cash in nature.

The net loss increased from $454,206 or ($.06) per share, to $831,423, or ($.09) per share when comparing the three months ended March 31, 2007 to the three months ended March 31, 2008, respectively. This increase of approximately $377,000 was directly related to the increase in general and administrative expenses described above, which included the value of additional stock option grants and the issuance of restricted common shares for services provided to the Company, all of which were primarily non-cash in nature.

Plan of Operations:

Now that the new model spray gun, the XIOM 5000, is being fully marketed, it is the intention of the Company’s management to improve profitability by significantly increasing sales of this thermal spray system and coating powders for the balance of fiscal 2008. As mentioned previously, this spray gun will allow the application of powder coatings at a rate that is approximately three times faster than the original model gun, the XIOM 1000, which will result in a significantly reduced direct labor rate and an increased volume of powders that can be consumed for any application. This gives the end user of the system a greater economy of scale on each project, thus allowing better competitive pricing and the opportunity for increased profits. As a result of this improved technology, the Company anticipates a significant increase demand for the thermal spray system as well as an increase in related powder sales for the balance of fiscal 2008. It will also continue to expand domestic marketing efforts, including the pursuit of major contracts through its network of strategic alliance relationships.

Management is also constantly reviewing overhead costs in an attempt to maintain reasonable levels of general and administrative expenses as the company continues to grow, with a planned reduction of shares being issued for services for the balance of fiscal 2008 as sales increases and cash flow from operations improves.

We have, in our history, generated limited income from operations, have incurred substantial expenses and have sustained losses. In addition, we expect to continue to incur significant operating expenses through the fiscal quarter ending June 30, 2008. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. We expect to have quarter-to-quarter fluctuations in revenues, expenses and cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some beyond our control, including regulatory actions, market acceptance of our products and services, new products and service introductions, and competition.

Item 3.  Controls and Procedures

Evaluation and Disclosure Controls and Procedures:

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on this evaluation, the officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that we file, or submit, under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. The chief executive officer and chief financial officer concluded that its disclosure controls and procedures are effective also to ensure that information required to be disclosed in the reports that it files, or submits, under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions about required disclosure.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008, XIOM Corp. sold 388,136 shares of restricted common stock in a series of private placements that resulted in total proceeds of $419,000. These shares were sold to existing shareholders of the Company. No underwriter was involved in these transactions. The Company relied on Section 504 of the Securities Act under which an exemption from registration was claimed. Proceeds were used to finance the current working capital needs.

Item 6. Exhibits

Index to Exhibits:

SEC REFERENCE
NUMBER	TITLE OF DOCUMENT
3.1 (1)	Certificate of Incorporation of XIOM Corp.
3.2 (1)	Certificate of Amendment to Certificate of Incorporation dated August 2004
3.3 (3)	Certificate of Amendment to Certificate of Incorporation dated August 2007
3.4 (1)	By-laws of the Registrant, as amended
31.1 &
31.2 (2)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to section 906 of the Sarbanes-Oxley act of 2002
32.1 (2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to section 906 of the Sarbanes-Oxley act of 2002
_________

(1)	Previously filed with Registration Statement Form SB-2, filed with the Securities and Exchange Commission on May 6, 2006, as amended.
(2)	Filed herewith
(3)	Certificate of Amendment to Certificate of Incorporation dated August 31, 2007 was included with Form 10-KSB, filed with the Securities and Exchange Commission on January 15, 2008

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2008	XIOM, Corp.

/s/ Andrew B. Mazzone
Andrew B. Mazzone
Chief Executive Officer &
Chief Financial Officer
(Principal Executive Officer)