Form 10QSB/A
period 2007-12-31
XIOM CORP
filed 2008-07-23
CIK 1160479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-QSB
(Amendment No. 1)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.0001 par value	10,059,458
(Class)	(Outstanding as of July 18, 2008)

XIOM Corp.
Form 10-QSB

Index

Part I - FINANCIAL INFORMATION	Page

Item 1. Financial Statements (Unaudited)	3

Part I.  Financial Information

Item 1.  Financial Statements

XIOM Corp.
Balance Sheet
As Of December 31, 2007
(Unaudited)

Assets
Current Assets
Cash and Cash Equivalents	$18,490
Accounts Receivable, Net of
Allowance for Doubtful Accounts	54,896
Inventory	204,340
Prepaid Expenses	444,412
Other Current Assets	54,360
Total Current Assets	776,498

Fixed Assets, Net of Accumulated
Depreciation and Amortization	222,602

Other Assets
Intangible Assets, Net of
Accumulated Amortization	424,297
Retainage Receivable	23,705
Security Deposits	6,815
Total Other Assets	454,817
Total Assets	$1,453,917

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable and
Accrued Expenses	$866,533
Convertible Note Payable	250,000
Notes Payable	55,744
Total Current Liabilities	1,172,277

Long-Term Liabilities
Convertible Notes Payable, Net of
Unamortized Discounts	669,668
Shareholder Loan	9,107
Total Liabilities	1,851,052

Common Stock, Subject To Rescission Rights	670,399

Stockholders' Equity (Deficit)
Common Stock, $.0001 par value, 50,000,000
shares authorized, 7,940,945 shares issued
and outstanding (excluding 563,718 shares
subject to rescission rights)	794
Additional Paid-In Capital	4,037,341
Retained Earnings (Deficit)	(5,105,669)
Total Stockholders' Equity (Deficit)	(1,067,534)
Total Liabilities and
Stockholders' Equity Deficit)	$1,453,917

See accompanying notes to financial statements

XIOM Corp.
Statements of Operations
For The Three Months Ended December 31,
(Unaudited)

	2007	2006

Sales	$309,281	$190,175

Cost of Sales	246,276	152,600

Gross Profit	63,005	37,575

General and Administrative Expenses	699,191	366,024

Operating Income (Loss)	(636,186)	(328,449)

Other Income (Expenses);

Interest Expense	(55,411)	0

Net Income (Loss)	($691,597)	($328,449)

Basic and Diluted Income (Loss) per Share	($0.08)	($0.05)

Weighted Average Number of Shares
Outstanding, Basic and Diluted	8,454,996	7,205,156

See accompanying notes to financial statements

XIOM, Corp.
Statement of Stockholders' Equity (Deficit)
For The Three Months Ended December 31, 2007

	Common Stock		Additional	Retained	Total
	Number of	Par	Paid-In	Earnings	Shareholders'
	Shares	Value	Capital	(Deficit)	Equity (Deficit)

Balance, September 30, 2007	7,642,945	764	3,541,454	(4,414,072)	(871,854)

Option grants in October 2006			123,917		123,917

Shares issued for services during the quarter
ended December 31, 2007	250,000	25	299,975		300,000

Shares issued for Accrued Expenses	48,000	5	71,995		72,000

Net (Loss) for the quarter ended
December 31, 2007				(691,597)	(691,597)

Balance, December 31, 2007	7,940,945	794	4,037,341	(5,105,669)	(1,067,534)

See accompanying notes to financial statements

XIOM, Corp.
Statements of Cash Flow
For The Three Months Ended December 31,
(Unaudited)

	2007	2006
Cash Flows from Operating Activities:

Net Income (Loss)	($691,597)	($328,449)

Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation and Amortization	17,011	6,008
Issuance of Shares for Services	68,750	60,307
Value of Stock Option Grants	123,917	40,000
Amortization of Convertible Note Discounts	33,078	—
Changes in Operating Assets and Liabilities:
Accounts Receivable, Net	60,958	(45,325)
Inventory	(30,106)	(17,919)
Prepaid Expenses	(6,339)	33,126
Other Current Assets	1,300	2,476
Retainage Receivable	—	2,973
Accounts Payable and
Accrued Expenses	183,785	109,358

Total Adjustments	452,354	191,004

Net cash provided (used) in operating activities	(239,243)	(137,445)

Cash Flows from Investing Activities:
Purchase of Additional Overseas Patents	(29,481)	(13,184)
Purchase of Fixed Assets	(29,437)	(6,703)

Net cash provided (used) by investing activities	(58,918)	(19,887)

Cash Flows from Financing Activities:
Proceeds from exercise of joint venture related stock option	—	110,000
Proceeds from exercise of Common Stock Warrants	—	17,975
Sale of Restricted Common Stock	—	53,300
Proceeds from Notes Payable, Net	4,601	966
Proceeds from (repayment of) Shareholder Loan,
Before Non-Cash Adjustments	(668)	3,681

Net cash provided (used) by financing activities	3,933	185,922

Net increase (decrease) in cash and cash equivalents	(294,228)	28,590

Cash & Cash Equivalents, Beginning of Period	312,718	90,495

Cash & Cash Equivalents, End of Period	$18,490	$119,085

(Continued)

XIOM Corp.
Statements of Cash Flow
For The Three Months Ended December 31,
(Continued)

	2007	2006

Supplemental Disclosures

Non-Cash Financing and Investing Activities:
Issuance of Shares for Equity in Joint Ventures	—	$215,000
Issuance of Shares for Services to be Provided and
Accrued Expenses	$184,500	$60,307
Issuance of Shares for Services to be Provided
Included in Prepaid Expenses	$187,500	—
Value of Stock Option Grants	$123,917	$40,000
Issuance of shares to repay Notes Payable	—	$30,000

Interest and Taxes Paid:
Interest Expense	$31,505	—
Income Taxes	—	—

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

2.	PREPIAD EXPENSES

Prepaid Expenses at December 31, 2007 includes $425,000 related to two separate consulting agreements for various financial and business development services to be provided to the Company during fiscal 2008. During the first three months of fiscal 2008, XIOM issued 250,000 restricted common shares for a combined value of $250,000 related to one of these agreements. The Prepaid Expense write-off in the first quarter of fiscal 2008 for these consulting agreements was $125,000.

3.	COMMON STOCK

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

4.	STOCK OPTIONS

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements as of December 31, 2007, the Company has a total Stockholders’ Deficit of approximately $1,067,000 and incurred a Net Loss of approximately $692,000 for the three months ended December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. However, the Company has seen a steady increase in sales orders for the patented industrial thermal spray technology and related powder formulas. Furthermore, the Company plans to continue raising capital through a series of private placement transactions for the balance of fiscal 2008. It also plans to expand sales by significantly increasing domestic marketing efforts, including pursuing major contracts through its network of strategic alliance relationships. As a result of these factors, management believes it will have sufficient resources to meet the Company’s cash flow requirements for at least twelve months following the date of these financial statements.

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007
(Unaudited)

6.	SUBSEQUENT EVENTS

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

In January 2008, the two officers of the Company, who are also shareholders, entered into two separate agreements with the Company to sell up to 350,000 shares of restricted common stock each, from shares they own personally, and loan the net proceeds to the Company. These shares have been placed into escrow and will be sold to outside investors, on a pro-rata basis, based on the fair market value of the Company’s common stock at the time of sale, with the net proceeds being remitted from escrow to the Company upon the closing of each transaction, or series of transactions. As consideration for the two loans, the Company has agreed to repay the two officers with restricted shares of XIOM common stock, at a discount, based on the total loan proceeds and the total shares that were sold to obtain the proceeds.

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

Results of Operations:

For the three months ended December 31, 2007 vs. December 31, 2006

For the first fiscal quarter ended December 31, 2007, the Company had sales of $309,281 and cost of sales of $246,276. This is in comparison to total sales of $190,175 and cost of sales of $152,600 for first fiscal quarter ended December 31, 2006. The increase in sales and cost of sales in the first three months of fiscal 2008 results primarily from an increase in thermal spray system sales and related powder sales compared to the first three months of fiscal 2007. As a result, gross profit for the first three months of fiscal 2008 was $63,005, an increase of $25,430, or 68%, compared to the gross profit for the first three months of fiscal 2007 of $37,575. Gross profit in the first fiscal quarter of fiscal 2007 was otherwise reduced because the majority of new systems were sold at wholesale prices and starter powder kits were included with all new system sold at no cost to the customer. Management deemed this marketing approach appropriate in order to get as many systems as possible sold in the first quarter of fiscal 2007, which would result in additional powder sales going forward.

General and administrative expenses for the first three months increased by approximately $333,000 when comparing the first quarter of fiscal 2008 to the first quarter of fiscal 2007. This increase was primarily due to additional merger and acquisition consulting expense, the value of certain option grants recorded as additional compensation and consulting expense, as well as the continued increase in general overhead necessary to accommodate the anticipated growth of the company.

The net loss increased from $328,449, or ($.05) per share, to $691,597, or ($.08) per share from the first fiscal quarter of 2007 to the first fiscal quarter of 2008, respectively.

This increase of approximately $363,000 was directly related to the increase in general and administrative expenses described above, which included the value of additional stock option grants and the issuance of restricted common shares for some of the services provided to the Company, all of which were primarily non-cash in nature.

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

Liquidity, Capital Resources and Operations:

During the first fiscal quarters ended December 31, 2007 and 2006, net cash used by operating activities was $239,243 and $137,445, respectively. The Company incurred net losses of $691,597 and $328,449 for the fiscal quarters ended December 31, 2007 and 2006, respectively. Additionally, at December 31, 2007, the Company had a Stockholders’ (Deficit) of approximately $1,067,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Part II.  Other Information

Item 6.  Exhibits

Index to Exhibits:

SEC REFERENCE NUMBER TITLE OF DOCUMENT
3.1	(1)	Certificate of Incorporation of XIOM Corp.
3.2	(1)	Certificate of Amendment to Certificate of Incorporation dated August 2004
3.3	(3)	Certificate of Amendment to Certificate of Incorporation dated August 2007
3.4	(1)	By-laws of the Registrant, as amended
31.1& 31.2	(2)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to section 906 of the Sarbanes-Oxley act of 2002
32.1	(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to section 906 of the Sarbanes-Oxley act of 2002

(1)	Previously filed with Registration Statement Form SB-2, filed with the Securities and Exchange Commission on May 6, 2006, as amended.
(2)	Filed herewith
(3)	Certificate of Amendment to Certificate of Incorporation dated August 31, 2007 was included with Form 10-KSB, filed with the Securities and Exchange Commission on January 15, 2008

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 22, 2008
XIOM, Corp.

/s/ Andrew B. Mazzone

Andrew B. Mazzone
Chief Executive Officer/Chief Financial/Accounting Officer
(Principal Executive Officer)