Form 10QSB
period 2008-06-30
XIOM CORP
filed 2008-08-19
CIK 1160479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934
For the quarterly period ended: June 30, 2008

Commission File number: 333-71748

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.0001 par value	10,898,325
(Class)	(Outstanding as of August 12, 2008)

XIOM Corp.
Form 10-QSB

Index

Page
Part I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3

Balance Sheet	F-1

Statements of Operations	F-2

Statement of Stockholders’ Equity(Deficit)	F-3

Statements of Cash Flows	F-4

Notes to Financial Statements	F-6

Item 2. Management’s Discussion and
Analysis or Plan of Operation	4

Item 3. Controls and Procedures	7

Part II. OTHER INFORMATION

Item 6. Exhibits	8

Signatures	8

Certifications

Part I:  Financial Information

Item 1.  Financial Statements

XIOM, Corp.
Balance Sheet
As Of June 30, 2008

Assets
Current Assets
Cash and Cash Equivalents	$629,399
Accounts Receivable, Net of Allowance for Doubtful Accounts	285,136
Inventory	289,933
Prepaid Expenses	207,346
Loan Receivable	150,833
Other Current Assets	23,709

Total Current Assets	1,586,356

Fixed Assets, Net of Accumulated Depreciation & Amortization	213,183

Other Assets
Intangible Assets, Net of Accumulated Amortization	455,052
Equity Investments	228,558
Retainage Receivable	35,175
Security Deposits	11,445

Total Other Assets	730,230

Total Assets	$2,529,769

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable and Accrued Expenses	$674,275
Officers' Convertible Notes Payable	545,206
Notes Payable	19,233

Total Current Liabilities	1,238,714

Long-Term Liabilities
Convertible Notes Payable, Net of Unamortized Discounts	1,030,251
Shareholder Loan	18,387

Total Liabilities	2,287,352

Common Stock, Subject To Rescission Rights	670,399

Stockholders' Equity (Deficit)
Common Stock, $.0001 par value, 50,000,000 shares authorized, 10,059,458 shares issued and outstanding (excluding 563,718 shares subject to rescission rights)	951
Additional Paid-In Capital	5,929,518
Retained Earnings (Deficit)	(6,358,451)

Total Stockholders' Equity (Deficit)	(427,982)

Total Liabilities and Stockholders' Equity (Deficit)	$2,529,769

See accompanying notes to financial statements

XIOM, Corp.
Statements of Operations

	For The Nine Months Ended June 30,		For The Three Months Ended June 30,
	2008	2007	2008	2007

Sales	$1,822,299	$606,995	$903,327	$256,211

Cost of Sales	1,113,473	470,437	458,027	174,245

Gross Profit	708,826	136,558	445,300	81,966

General and Administrative Expenses	2,448,513	1,376,285	780,153	538,836

Operating Income (Loss)	(1,739,687)	(1,239,727)	(334,853)	(456,870)

Other Income (Expenses);
Interest Income	833	-	833	-
Interest Expense	(205,525)	(9,315)	(88,291)	(9,315)
Loss From Joint Venture Investments	-	(6,525)	-	(6,525)

Net Income (Loss)	$(1,944,379)	$(1,255,567)	$(422,311)	$(472,710)

Basic and Diluted Income (Loss) per Share	$(0.21)	$(0.16)	$(0.04)	$(0.06)

Weighted Average Number of Shares Outstanding, Basic and Diluted	9,053,514	7,641,019	9,928,991	7,990,150

See accompanying notes to financial statements

XIOM, Corp.
Statement of Stockholders' Equity (Deficit)
For The Nine Months Ended June 30, 2008

	Common Stock		Additional	Retained	Total
	Number of	Par	Paid-In	Earnings	Shareholders'
	Shares	Value	Capital	(Deficit)	Equity (Deficit)

Balance, September 30, 2007	7,642,945	764	3,541,454	(4,414,072)	(871,854)

Option grants in October 2007			123,917		123,917

Shares issued for services during the quarter ended December 31, 2007	250,000	25	299,975		300,000

Shares issued for Accrued Expenses	48,000	5	71,995		72,000

Options exercised against Accrued Compensation and Accrued Accounting Fees	82,000	8	77,992		78,000

Shares issued for Convertible Note	269,791	27	249,973		250,000

Shares issued for services during the quarter ended March 31, 2008	433,000	43	431,707		431,750

Shares issued for Accrued Expenses	5,000	1	7,499		7,500

Option grants in February 2008			226,080		226,080

Shares issued to buy out distributor contracts	51,000	5	50,995		51,000

Shares issued for equity investment	156,433	16	132,484		132,500

Private placements of common stock	388,136	39	418,961		419,000

Shares issued for Accrued Interest due on Convertible Notes	44,185	4	48,600		48,604

Shares issued for services during the quarter ended June 30, 2008	33,750	4	36,246		36,250

Exercise of Common Stock Warrants	26,500	3	29,147		29,150

Conversion of Convertible Notes	40,000	4	59,996		60,000

Finders fee related to Concertible Note	25,000	3	24,997		25,000

Value of Warrants attached to Convertible Note			37,375		37,375

Beneficial conversion feature of Convertible Note			60,125		60,125

Net (Loss) for the nine months ended June 30, 2008
				(1,944,379)	(1,944,379)

Balance, June 30, 2008	9,495,740	951	5,929,518	(6,358,451)	(427,982)

See accompanying notes to financial statements

XIOM, Corp.
Statements of Cash Flow
For The Nine Months Ended June, 30

	2008	2007
Cash Flows from Operating Activities:

Net Income (Loss)	$(1,944,379)	$(1,255,567)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	52,542	32,405
Issuance of Shares for Services	711,833	404,057
Issuance of Shares for Accrued Interest	28,781	-
Allowance for Doubtful Accounts	-	35,000
Value of Stock Option Grants	349,997	40,000
Amortization of Convertible Note Discounts	116,161	5,195
Changes in Operating Assets and Liabilities:
Accounts Receivable, Net	(169,282)	(45,096)
Inventory	(115,699)	(85,978)
Prepaid Expenses	(20,106)	94,378
Other Current Assets	(9,549)	(30,356)
Retainage Receivable	(11,470)	(1,328)
Security Deposits	(4,630)	-
Accounts Payable and Accrued Expenses	223,480	226,834

Total Adjustments	1,152,058	675,111

Net cash provided (used) in operating activities	(792,321)	(580,456)

Cash Flows from Investing Activities:
Purchase of Additional Patents	(74,342)	(78,743)
Purchase of Fixed Assets	(41,323)	(86,756)
Additional Investments In Joint Ventures	-	(88,543)
Equity Investment	(96,058)	-
Loan Receivable	(109,333)	-

Net cash provided (used) by investing activities	(321,056)	(254,042)

Cash Flows from Financing Activities:
Proceeds From Exercise of Joint Venture Related Stock Option	-	110,000
Proceeds From Exercise of Stock Warrants	29,150	50,475
Sales of Restricted Common Stock	419,000	78,300
Proceeds from Convertible Notes	460,000	970,900
Proceeds From Officers' Convertible Notes	545,206	-
Proceeds From (Repayment of) Notes Payable	(31,910)	257,556
Purchase of Treasury Shares	-	(14,000)
Proceeds From (Repayment of) Shareholder Loan,
Before Non-Cash Adjustments	8,612	4,317

Net cash provided (used) by financing activities	1,430,058	1,457,548

Net increase (decrease) in cash and cash equivalents	316,681	623,050

Cash & Cash Equivalents, Beginning of Period	312,718	90,495

Cash & Cash Equivalents, End of Period	$629,399	$713,545

(Continued)

XIOM, Corp.
Statements of Cash Flow
For The Nine Months Ended June 30,
(Continued)

	2008	2007

Supplemental Disclosures

Non-Cash Financing and Investing Activities:
Issuance of shares for Equity Investments	$132,500	$215,000
Options exercised in exchange for Accrued Compensation,
Shareholder Loan and Accrued Professional Fees	$78,000	$55,000
Issuance of shares for services	$711,833	$462,516
Value of Stock Option Grants	$349,997	$40,000
Issuance of shares upon coversion of Convertible Notes	$310,000	-
Issuance of shares for Accrued Expenses	$77,500	-
Issuance of shares to buy-out distributor contract	$51,000	-
Issuance of Shares for Accrued Interest	$48,604	-
Issuance of shares to repay Notes Payable	-	$30,000
Note Payable as consideration for warrants exercised	-	$10,000
Issuance of shares for purchase of HV Spray Technology	-	$135,000

Interest and Taxes Paid:
Interest Expense	$33,267	$9,403
Income Taxes	-	-

See accompanying notes to financial statements

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of XIOM Corp. (“XIOM”, or the “Company”) as of June 30, 2008 and the related statements of operations, of stockholders’ equity(deficit) and of cash flows for the nine months then ended. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended September 30, 2007, Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934, File No. 333-71748.

2.	LOAN RECEIVABLE

In April 2008, XIOM loaned $150,000 to the Kentucky Joint Venture. The Promissory Note is payable in one year, including accrued interest at 5% per annum, with $35,000 payable within two months. The maker may prepay this Note in whole, or in part, prior to maturity without penalty or premium. Upon the determination of the Kentucky Joint Venture Partner, it may pay the remaining balance, plus accrued interest, in common stock of the joint venture entity based on five day average closing price prior to the settlement date.

3.	PREPAID EXPENSES

Prepaid Expenses at June 30, 2008 includes approximately $174,000 related to three separate consulting agreements for various financial and business development services to be provided to the Company during fiscal 2008. During the first six months of fiscal 2008, XIOM issued 620,000 restricted common shares for a combined value of $650,000 related to these agreements. As a result, the amount expensed for consulting services for the nine months ended June 30, 2008 was approximately $449,000.

4.	EQUITY INVESTMENT

In late March 2008, XIOM completed an investment in XIOM - Europe Corp., a Delaware corporation, whereby the Company issued 156,433 restricted shares of common stock, valued at $132,500, and paid $75,500 to the shareholders of XIOM - Europe Corp in exchange for 100% of the issued and outstanding shares held by them. As of March 31, 2008, XIOM - Europe Corp. is a wholly-owned subsidiary of XIOM with no operating activity post acquisition. The Company plans to use this entity to continue its business development activity in England and Europe.

5.	OFFICERS’ CONVERTIBLE NOTES

During the quarter ended March 31, 2008, the two officers of XIOM sold unregistered shares of common stock that they owned personally in a series of private transactions. Upon completion of these transactions, each officer had sold 240,682 shares for combined gross proceeds of $529,500 that were loaned to the Company. Legal fees for escrow services related to these transactions of approximately $8,700 were incurred by the company. As consideration for loaning these proceeds to the Company, each officer received a separate Promissory Note (“Note”) in the amount of $264,750. These Notes are payable on demand, including accrued interest at 7% per annum, in shares of restricted common stock of XIOM at a 50% discount to the average closing share price for the three trading days prior to the demand date.

6.	CONVERTIBLE NOTE PAYABLE

In April 2008, XIOM raised gross proceeds of $500,000 related to a separate Convertible Note (“Note”) agreement. The Company recognized net proceeds of $460,000, after considering an 8% Broker/Finder Fee payment of $40,000. In addition, the Company issued 25,000 shares of restricted common stock worth $25,000, 6,250 warrants at an exercise price of $2.00 per share and 5,000 warrants at an exercise price of $2.50 to the Brokers/Finders as additional consideration as per their agreement with the Company. The agreement, which matures in March 2010, includes interest at 7% per annum, compounded monthly, payable semi-annually in cash or stock, at the option of the Note holder. Additionally, the agreement includes two separate Warrants for 250,000 shares of common stock each, with an exercise price of $1.50 and $1.80 per share, respectively, through March 2013 and are immediately exercisable. The note is convertible, in whole or in part, into common shares of XIOM at price of $1.50 per share at the option of the holder at any time, or upon any 30 day prepayment notice by the Company, until maturity. The shares underlying the Note and Warrants have specific registration rights, including “piggy-back” registration rights, all at the expense of the Company. Unless earlier converted, the Note will automatically mature and be due and payable on the earlier of (a) the second anniversary of the Note, (b) the closing of a minimum of $5,000,000 of equity and, or, debt financing at a price per share (or conversion price) of not less than $3.00.

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008
(Unaudited)

At June 30, 2008, the Convertible Note consisted of;

Face Value of Convertible Note	$500,000
Beneficial Conversion Feature Discount, Net of accumulated amortization of $6,263	(53,862)
Value Attributable to Warrants Issued, Net of accumulated amortization of $3,893	(33,482)
Fees Paid To Brokers/Finders, Net of accumulated amortization of $6,771	(58,229)

Convertible Note, Net of Unamortized Discounts	$354,427

In accordance with Emerging Issues Task Force (“ETIF”) 98-5, XIOM recognized an imbedded beneficial conversion feature present in this note. The Company measured an aggregate of $60,125 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, and recognized it as Additional Paid-In Capital and a discount against the Convertible Note. This discount is being amortized as Interest Expense over the two year maturity period of the Convertible Note.

In accordance with ETIF 00-27, XIOM recognized the value attributable to the Warrants in the amount of $37,375 as Additional Paid-In Capital and a discount against the Convertible Note. The Company valued the Warrants using the Black-Scholes pricing model. Assumptions used in the calculation included the contractual term of the Warrants (two years) as the expected term, a risk free rate of 3.5% and a market price volatility factor of 20%. The debt discount attributable to these Warrants is being amortized as Interest Expense over the two year maturity period of the Convertible Note.

7.	COMMON STOCK

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

XIOM issued 26,500 shares of restricted common stock in April 2008 upon the exercise of certain warrants that resulted in total proceeds of $29,150 being remitted to the Company.

During June 2008, the Company issued 33,750 shares of restricted common stock to two vendors as consideration for business development services and engineering services. These shares were issued based on the fair market value of the services provided and converted at the estimated fair market value of the common stock on the date of each issuance.

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008
(Unaudited)

In June 2008, the Company issued 40,000 shares of restricted common stock upon the conversion of several Convertible Notes, by the holders, with a total face value of $60,000.

The Company issued 26,000 shares of restricted common stock in June 2008 to buy-out an exclusive overseas distributor agreement. These shares were issued at a discount based on the agreed upon value of the contact plus expenses totaling 26,000.

8.	STOCK OPTIONS

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

9.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements as of June 30, 2008, the Company has a total Stockholders’ Deficit of approximately $428,000 and incurred a Net Loss of approximately $1,944,000 for the nine months ended June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. However, the Company has seen a steady increase in sales orders for the patented industrial thermal spray technology and related powder formulas. Furthermore, the Company plans to continue raising capital through a series of private placement transactions for the balance of fiscal 2008. It also plans to expand sales by significantly increasing domestic marketing efforts, including pursuing major contracts through its network of strategic alliance relationships. As a result of these factors, management believes it will have sufficient resources to meet the Company’s cash flow requirements for at least twelve months following the date of these financial statements.

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008
(Unaudited)

10.	SUBSEQUENT EVENT

In July 2008, the two officers holding separate Promissory Notes (“Notes”) in the amount of $264,750 each, exercised their right to convert the Notes and demanded that payment be made, including accrued interest at 7% per annum, in shares of restricted common stock of XIOM at a 50% discount to the average closing share price for the three trading days prior to the demand date, which was July 21st. This resulted in 402,454 shares of restricted common stock being issued to each officer at a discounted price of $.68 per share.

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

Financial Condition, Liquidity and Capital Resources:

Net cash flow used by operating activities during the nine months ended June 30, 2008 and 2007 was approximately $792,000 and $580,000, respectively. Additionally, the Company incurred net losses of approximately $1,944,000 and $1,256,000 for the first nine months of fiscal 2008 and 2007, respectively and had net losses for the three months ended June 30, 2008 and 2007 of approximately $422,000 and $473,000 respectively. At June 30, 2008, the Company had a Stockholders’ (Deficit) of approximately $428,000. These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has available funds of approximately $629,000 at June 30, 2008, which resulted primarily from the Convertible Note issued in April 2008 that produced net proceeds of $460,000.

The Officers’ Convertible Notes, with a combined balance of approximately $547,000, including accrued interest, were converted from debt to equity in July 2008. This results in an improved permanent capital base as well as the overall working capital structure of the Company. Additionally, the Common Stock Subject to Rescission Rights in the amount of approximately $670,000 is being addressed and it is anticipated that it will not be necessary to continue disclosing this balance as a contingent liability. If so determined, this balance will be reclassed to Stockholders’ Equity by the end of the fiscal year, which will also improve the permanent capital base of the Company.

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

Results of Operations:

For the nine months ended June 30, 2008 vs. June 30, 2007

For the nine months ended June 30, 2008, the Company had sales of $1,822,299 and cost of sales of $1,113,473. This is in comparison to total sales of $606,995 and cost of sales of $470,437 for nine months ended June 30, 2007. The increase in sales and cost of sales in the first nine months of fiscal 2008 is the direct result of a significant increase in thermal spray systems and related powder sales compared to the first nine months of fiscal 2007. As a result, gross profit for the first nine months of fiscal 2008 was $708,826 (39%) compared to the gross profit for the first nine months of fiscal 2007 of $136,558 (22%). The gross profit for the first nine months of fiscal 2008 improved primarily due to an increase in sales of the XIOM 5000 system, which has a higher gross profit margin than the XIOM 1000 system, the first generation thermal spray system that is approximately three times slower than the XIOM 5000. Gross profit in the first nine months of fiscal 2007 was otherwise reduced because the majority of new system sales, the XIOM 1000, were sold at substantially at wholesale prices and starter powder kits were included with all new system sold at no cost to the customer.

General and administrative expenses increased by approximately $1,072,000 when comparing the first nine months of fiscal 2008 to the first nine months of fiscal 2007. This increase was primarily due to additional financial and business development services and consulting expenses as well as the value of certain option grants recorded as additional compensation and consulting expense totaling approximately $1,062,000, which were all primarily non-cash in nature. The need to incur these types of non-cash expenses is expected to be significantly reduced in the future.

The net loss increased from $1,255,567, or ($.16) per share, to $1,944,379, or ($.21) per share when comparing the first nine months of fiscal 2007 to the first nine months of fiscal 2008, respectively. This increase of approximately $689,000 was directly related to the increase in general and administrative expenses described above, which included the value of additional stock option grants and the issuance of restricted common shares for services provided to the Company, all of which were primarily non-cash in nature.

For the three months ended June 30, 2008 vs. June 30, 2007

For the three months ended June 30, 2008, the Company had sales of $903,327 and cost of sales of $458,027. This is in comparison to total sales of $256,211 and cost of sales of $174,245 for three months ended June 30, 2007.

The increase in sales and cost of sales for the third quarter of fiscal 2008 results primarily from an increase in sales of the XIOM 5000 thermal spray system and related powders compared to the third quarter of fiscal 2007, which sold only the XIOM 1000 thermal spray system and related powders. As a result, gross profit for the third quarter of fiscal 2008 was $445,300 (49%) compared to the gross profit for the third quarter of fiscal 2007 of $81,966 (32%). Furthermore, sales and gross profit for the third quarter of fiscal 2008 accounted for approximately 50% and 63%, respectively, of the sales and gross profit generated for the nine months ended June 30, 2008.

General and administrative expenses increased by approximately $241,000 when comparing the third quarter of fiscal 2008 to the third quarter of fiscal 2007. This increase was primarily due to additional financial and business development services and consulting expenses, which were all primarily non-cash in nature. The need to incur these types of non-cash expenses is expected to be significantly reduced in the future.

The net loss decreased from $472,710, or ($.06) per share, to $422,311, or ($.04) per share, when comparing the three months ended June 30, 2007 to the three months ended June 30, 2008, respectively. This decrease of approximately $50,000 was directly related to the increase in sales and gross profit related to the XIOM 5000 thermal spray system and related powders described above.

Plan of Operations:

The new model spray gun, the XIOM 5000, is being aggressively marketed here in the United States and abroad. It is the intention of the Company’s management to improve profitability by continuing to increase sales of this thermal spray system and related powder coatings. As mentioned previously, this new spray gun will allow the application of powder coatings at a rate that is approximately three times faster than the original model gun, the XIOM 1000, which results in a significantly reduced direct labor rate and an increased volume of powders that can be consumed for any application. This gives the end user of the system a greater economy of scale on each project, thus allowing better competitive pricing and the opportunity for increased profitability. As a result of this improved technology, the Company anticipates the demand to increase for this thermal spray system as well as the related powder coating sales. XIOM will also continue to purse major contracts through its network of strategic alliance relationships.

Management is also constantly reviewing overhead costs in an attempt to maintain reasonable levels of general and administrative expenses as the company continues to grow, with a planned reduction of shares being issued for services as sales increases and cash flow from operations improves.

We have, in our history, generated limited income from operations, have incurred substantial expenses and have sustained losses. In addition, we expect to continue to incur significant operating expenses through the balance of fiscal 2008. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. We expect to have quarter-to-quarter fluctuations in revenues, expenses and cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some beyond our control, including regulatory actions, market acceptance of our products and services, new products and service introductions, and competition.

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

Date: August 19, 2008	XIOM, Corp.

/s/ Andrew B. Mazzone
Andrew B. Mazzone
Chief Executive Officer &
Chief Financial Officer
(Principal Executive Officer)