Form 10KSB/A
period 2007-09-30
XIOM CORP
filed 2008-11-06
CIK 1160479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A-1

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of November 4, 2008 was approximately $4,395,000

The number of shares of Common Stock outstanding as of November 4, 2008 was: 10,988,718

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

The company’s plastic spray technology is unique and has patents pending. The patents cover technology and processes to apply and deliver powder coatings through a specialized spray system that allows those coatings to be applied both on site and in a factory. The patents will last, upon issuance for a period of 17 years, unless other patents are applied for. With our process, the on-site plastic powder coating process, you can deposit coatings on wood, steal, fiberglass, concrete and plastic – a variety of substrates not all available to traditional powder coating. Our process is quick, does not use an expensive oven for curing and can be used both outside and inside a building.

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

Many XIOM powders are unique and therefore patentable, with patents pending. Substrates such as wood, plastic, masonry and fiberglass – not processable via EPS – are now readily sprayable with the XIOM 1000 system, along with steel, aluminum and non-ferrous substrates.

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

PLAN OF OPERATIONS

Liquidity, Capital Resources and Operations:
During the fiscal years ended September 30, 2007 and 2006, net cash used by operating activities was $941,137 and $513,035 respectively. The Company incurred net losses of $2,721,651 and $805,821 for the fiscal years ended September 30, 2007 and 2006, respectively. Additionally, at September 30, 2007, the Company had a Stockholders’ (Deficit) of approximately $930,000.

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

General and administrative expenses increased by approximately $1,503,000 from fiscal 2006 to fiscal 2007.  This increase was due to additional consulting engineering expense to refine the thermal spray process and coatings, as well as financial consulting related to money raising activities, marketing expenses and general overhead increases necessary to accommodate the anticipated customer demand for the Company’s products.

The net loss increased from $805,821 ($.13 per share) to $2,721,651($.35 per share) from 2006 to 2007, respectively. This increase of approximately $1,916,000 was directly related to the increase in expenses described above as well as the write off of the joint venture investments in the amount of $311,044.

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

Item 2. Description of Property
XIOM leases approximately 7,000 square feet of manufacturing and warehouse facility in West Babylon, New York pursuant to a four-year lease at $5,000 per month. This location also serves as Corporate Headquarters. In addition, the Company leases a 2,000 square foot training and testing facility adjacent to the above space on a month-to-month basis for $1,300 per month. Rent expense for fiscal 2007 and 2006 was approximately $76,500 and $60,000, respectively. The manufacturing and warehouse facility is adequate for the needs of the Company at this time. However, if it were necessary to expand the manufacturing and warehouse capacity, the Company would need to relocate its facilities, at an additional cost per month. Such location would be relatively easy to locate, however the initial cost of moving might be substantial.

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

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

General:
The authorized capital stock consists of 50,000,000 shares of common stock, par value $.0001 per share. As of November 4, 2008, there were 10,988,718 shares of Common Stock issued and outstanding. This does not include shares underlying warrants or options yet to be exercised. The following summary description of the Common Stock is qualified in its entirety by reference to the Company's Certificate of Incorporation and all amendments thereto.

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

Price Ranges of XIOM CORP. Common Stock:

Market Information
The Company’s Common Stock is traded on the NASD OTC Bulletin Board under the symbol “XMCP” commencing on or about December 18, 2006.

There is currently a limited trading market for the Company’s Common Stock with the price being very volatile. Inasmuch as the stock has been trading only since December 18, 2006, there is limited information to indicate with this filing. Since that time, the price has been between $3.90 and $.30 through November 4, 2008.

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

XIOM, Corp.’s plans for the next twelve months:

XIOM plans to move strongly into an expansion Phase, in the last two years over 200 of XIOM’s spray systems were sold. The sales were primarily to customers in North America with 40 systems going to overseas customers.

The company is now introducing its XIOM 5000, high speed spray gun (5 times faster than the XIOM 1000). This gun is expected to bring the cost per square foot of spray coating to below $1.00 per square foot.

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

The company’s current expense run rate is $70,000 per month. We have 12 employees, and plan to add 3 more this year. We have $500,000 of firm contracts in house. Without this contract revenue, the company would need to sell at least 9 of its combination gun packages per month to cover the $70,000 monthly expenses. The company has averaged more than 9 systems per month over the past 12 months.

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

Index To Financial Statements

Auditors Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
XIOM Corp.

I have audited the accompanying balance sheet of XIOM Corp. (the Company) as of September 30, 2007 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of XIOM Corp. as of September 30, 2006 were audited by another auditor whose report dated January 10, 2007 included an emphasis paragraph relating to a going concern uncertainty.

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

As discussed in Note 20 to the financial statements, the Company restated its financial statements for the year ended September 30, 2007.

 /s/ Michael T. Studer CPA P.C.

Freeport, New York
October 31, 2008

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

Brooklyn New York
January 10, 2007

/s / N. Blumenfrucht CPA PC

XIOM Corp.
Balance Sheets
As Of September 30,

	2007	2006
	(As Restated)
Assets
Current Assets
Cash and Cash Equivalents	$312,718	$90,495
Accounts Receivable, Net of Allowance for Doubtful Accounts	115,854	126,191
Inventory	174,234	54,800
Prepaid Expenses	13,073	99,378
Other Current Assets	55,660	21,117

Total Current Assets	671,539	391,981

Fixed Assets, Net of Accumulated
Depreciation & Amortization	203,697	98,953

Other Assets
Intangible Assets, Net of Accumulated Amortization	343,353	163,445
Retainage Receivable	23,705	22,377
Security Deposits	6,815	6,815

Total Other Assets	373,873	192,637

Total Assets	$1,249,109	$683,571

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable and Accrued Expenses	$560,998	$204,889
Convertible Note Payable	250,000	-
Notes Payable	51,143	53,578

Total Current Liabilities	$862,141	$258,467

Long-Term Liabilities
Convertible Notes Payable, Net of Unamortized Discounts	636,590	-
Shareholder Loan	9,775	-

Total Liabilities	1,508,506	258,467

Common Stock, Subject To Rescission Rights	670,399	670,399

Stockholders' Equity (Deficit)
Common Stock, $.0001 Par Value, authorized 50,000,000 and 10,000,000 shares, respectively, issued and outstanding 7,642,945 and 6,532,255 shares, respectively	764	653
Additional Paid-In Capital	3,481,454	1,444,415
Retained Earnings (Deficit)	(4,412,014)	(1,690,363)

Total Stockholders' Equity (Deficit)	(929,796)	(245,295)

Total Liabilities and Stockholders' Equity Deficit)	$1,249,109	$683,571

See accompanying notes to financial statements

XIOM Corp.
Statements of Operations

For The Years Ended September 30,

	2007	2006
	(As Restated)

Sales	$933,194	$629,336

Cost of Sales	755,380	423,415

Gross Profit	177,814	205,921

Selling, General and Administrative Expenses	2,509,724	1,007,242

Operating Income (Loss)	(2,331,910)	(801,321)

Other Income (Expenses);

Loss on Joint Venture Investments	(311,044)	-
Interest Expense	(78,697)	(4,500)

Total Other Income (Expenses)	(389,741)	(4,500)

Net Income (Loss)	$(2,721,651)	$(805,821)

Basic and Diluted Income (Loss) per Share	$(0.35)	$(0.13)

Weighted Average Number of Shares Outstanding, Basic and Diluted	7,752,047	6,374,448

See accompanying notes to financial statements

XIOM Corp.
Statements of Stockholders' Equity (Deficit)
For The Years Ended September 30, 2007 and 2006

	Common Stock		Additional	Retained	Total
	Number of	Par	Paid-In	Earnings	Shareholders'
	Shares	Value	Capital	(Deficit)	Equity (Deficit)

Balance, September 30, 2005	5,842,075	584	791,182	(884,542)	(92,776)

Issuance of Common Stock for Consulting Services	143,514	15	178,287		178,302

Options exercised in exchange for Accrued Compensation, Shareholder Loan and Accrued Consulting Fees	546,666	54	434,946		435,000

Value of stock options granted during the year			40,000		40,000

Net (Loss) for the year ended September 30, 2006				(805,821)	(805,821)

Balance, September 30, 2006	6,532,255	653	1,444,415	(1,690,363)	(245,295)

Issuance of Common Stock for Consulting Services	449,820	46	661,220		661,266

Issuance of Common Stock for Sales Commissions	8,679	1	13,018		13,019

Issuance of Common Stock for the purchase of a thermal spray technology (as restated)	75,000	8	74,992		75,000

Issuance of Common Stock related to a private placement agreement penalty	25,000	3	(3)		-

Issuance of Common Stock for equity investments in joint ventures and related stock option	250,000	25	324,975		325,000

Common Stock Warrants exercised in exchange for Note Payable	13,334	1	9,999		10,000

Private placements of Restricted Common Stock	54,889	5	78,295		78,300

Exercise of Common Stock Warrants	67,301	6	50,469		50,475

Issuance of Common Stock to repay Notes Payable	30,000	3	29,997		30,000

Options exercised in exchange for Accrued Compensation, Shareholder Loan and Accrued Consulting Fees	146,667	14	139,986		140,000

Purchase and retirement of Treasury Shares	(10,000)	(1)	(13,999)		(14,000)

Value of stock options granted during the year			286,223		286,223

Value of Warrants attached to Convertible Notes			143,672		143,672

Beneficial conversion feature of Convertible Notes			238,195		238,195

Net (Loss) for the year ended September 30, 2007 (as restated)				(2,721,651)	(2,721,651)

Balance, September 30, 2007 (as restated)	7,642,945	764	3,481,454	(4,412,014)	(929,796)

See accompanying notes to financial statements.

XIOM Corp.
Statements of Cash Flow
For The Years Ended September 30,

	2007	2006
	(As Restated)
Cash Flows from Operating Activities:

Net Income (Loss)	$(2,721,651)	$(805,821)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	45,391	21,530
Increase in Allowance for Doubtful Accounts	35,000	-
Issuance of Shares for Services	661,266	178,302
Value of Stock Option Grants	286,223	40,000
Amortization of Convertible Note Discounts	47,557	-
Loss on Joint Venture Investments	311,044	-
Issuance of Shares for Sales Commissions	13,019	-
Changes in operating assets and liabilities:
Accounts Receivable, Net	(24,663)	(112,309)
Inventory	(119,434)	(43,790)
Prepaid Expenses	86,305	(99,378)
Other Current Assets	(53,184)	(2,476)
Retainage Receivable	(1,328)	(16,119)
Security Deposits	-	(4,667)
Accounts Payable and Accrued Expenses	393,318	211,693
Accrued Compensation, Before Non-Cash Adjustments	100,000	120,000

Total Adjustments	1,780,514	292,786

Net cash provided (used) in operating activities	(941,137)	(513,035)

Cash Flows from Investing Activities:
Purchase of Additional Overseas Patents	(121,645)	(58,132)
Purchase of Fixed Assets	(133,398)	(65,814)
Additional Investments in Joint Ventures	(96,044)	-

Net cash provided (used) by investing activities	(351,087)	(123,946)

Cash Flows from Financing Activities:
Common Stock, Subject to Rescission Rights	-	670,399
Sale of Restricted Common Stock	78,300	-
Exercise of Common Stock Warrants	50,475	-
Proceeds from Convertible Notes	1,220,900	-
Proceeds from Notes Payable, Net	37,565	39,578
Proceeds from exercise of Stock Option	110,000	-
Purchase of Treasury Shares	(14,000)	-
Proceeds from (repayment of) Shareholder Loan, Before Non-Cash Adjustments	31,207	(2,578)

Net cash provided (used) by financing activities	1,514,447	707,399

Net increase (decrease) in cash and cash equivalents	222,223	70,418

Cash & Cash Equivalents, Beginning of Period	90,495	20,077

Cash & Cash Equivalents, End of Period	$312,718	$90,495

(Continued)

XIOM, Corp.
Statements of Cash Flow
For The Years Ended September 30,
(Continued)

	2007	2006

Supplemental Disclosures

Non-Cash Financing and Investing Activities:

Issuance of shares for equity in Joint Ventures	$215,000	-
Issuance of shares to repay Notes Payable	$30,000	-
Issuance of shares for Sales Commissions	$13,019	-
Issuance of shares for purchase of Thermal Spray Technology	$75,000	-
Note payable as consideration for warrants exercised	$10,000	-
Options exercised in exchange for Accrued Compensation, Shareholder Loan and Accrued Professional Fees	$140,000	$435,000
Issuance of Shares for Services	$661,266	$178,302
Value of Stock Option Grants	$286,223	$40,000

Interest and Taxes Paid:
Interest Expense	-	$4,500
Income Taxes	-	-

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

REVENUE RECOGNITION

Revenue from product sales (thermal spray systems and powders) is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectibility is reasonably assured, and (4) delivery has occurred. Persuasive evidence of an arrangement and fixed price criteria are satisfied through sales orders. Collectibility criteria is satisfied through credit approvals. Delivery criteria is satisfied when the products are shipped to a customer and title, and risk of loss, pass to the customer in accordance with the terms of sale. The Company has no obligation to accept the return of products sold other than for replacement of damaged products. Other than quantity price discounts negotiated with customers prior to billing and delivery (which are reflected as a reduction in sales), the Company does not offer any sales incentives or other rebate arrangements to customers

Revenues from long-term contracts are recognized on the percentage-of-completion method, measured by the percentage of actual cost incurred to date, to the estimated total cost for each contract. Estimated costs and revenues are based upon engineering estimates of the work performed to date relative to the total work required under the contract. Changes in contract estimates which result in changes in estimated profit are applied to the cumulative work accomplished on the project. The re-calculated gross profit on the contract is applied to the revenues recorded to date for the entire life of the contract and the resulting income or loss is recorded in the current period.

The percentage of revenues derived from sales orders and long-term contracts for fiscal 2007 and 2006 was 88% and 12%, respectively, and 64% and 36%, respectively.

Revenue derived from the sale of spray systems and powders for fiscal 2007 and 2006 was $687,269 and $134,088, respectively, and $302,291 and $102,951, respectively.

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

EQUITY INVESTMENTS

Equity investments of 20% to 50% ownership are accounted for using the Equity Method of accounting. Equity investments of less than 20% ownership are accounted for using the Cost Method of accounting and equity investments of greater than 50% ownership are consolidated with the financials of the Company, as appropriate.

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

FOREIGN CURRENCY TRANSLATION

For future foreign subsidiaries, where the functional currency is other than the U.S. Dollar, revenue and expense accounts will be translated at the average rates during the period, and the balance sheet items will be translated at period end rates. Translation adjustments arising from the use of differing exchange rates from period to period will be included as a component of Stockholders’ Equity. Gains and losses from foreign currency transactions are included in Net Income. In the years ended September 30, 2007 and 2006, all foreign sales were transacted in U.S. dollars.

SHARE BASED PAYMENTS

Share based payments are made primarily to outside consultants and other professional service providers, from time to time, subject to current cash flow conditions and at the discretion of the Board of Directors. The compensation cost is determined based on the estimated fair value of the shares at the measurement date, which is the earlier of (a) the date at which a commitment for performance by the counterparty to earn the shares is reached (generally the contract date),or (b) the date at which the counterparty’s performance is complete. These compensation costs are capitalized as prepaid expenses and expensed over the remaining term of the respective contracts.

Common stock options granted to employees are issued for past services from time to time, at the discretion of the Board of Directors, and the value of each option is recorded as compensation expense as of the grant date. The related excess tax benefit received upon the exercise of stock options has not been recognized because, in the opinion of management, it is more likely than not, that such tax benefit will not be utilized in the future.

RECLASSIFICATIONS

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year financial statements.

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be used on the assumptions market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company does not expect the adoption of this statement, which will be effective for the fiscal year beginning October 1, 2008, to have a material effect in its financial statements.

Staff Accounting Bulletin (“SAB”) No. 108 issued in September 2006 expresses the staff’s views regarding the process of quantifying financial statement misstatement. Specifically, the staff is concerned about prior year errors on current year financial statements, thereby allowing improper assets, or liabilities, to remain unadjusted. While these errors may not be material if considered only in relation to the balance sheet, correcting the errors could be material to the current year income statement. The Company has considered the staff’s views regarding this bulletin, which will be effective for the fiscal year beginning October 1, 2007, and determined that its impact on future financial statements will not be material.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement impact of a tax position taken, or expected to be taken, in a tax return. This interpretation, which will be effective for the fiscal year beginning October 1, 2007, requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that the Company is entitled to economic benefits from positions taken in the income tax returns. As of September 30, 2007, the Company has not recognized any income tax benefit in the financial statements for positions taken in the income tax returns.

In September 2006, the FASB issued SFAS No.158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans,” which requires the Company to measure plan assets and liabilities as of the fiscal year end report date. The Company will be required to adopt this provision September 30, 2009. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” which allows reporting entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to reduce volatility in reported earnings that result from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities,” The Company does not expect the adoption of this statement, which will be effective for the fiscal year beginning October 1, 2008, to have a material effect on its financial statements.

In December 2007, The FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements,” that amends ARB 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined what impact the adoption of this requirement, which becomes effective October 1, 2009, will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” a replacement of SFAS No. 141, “Business Combinations.” The objective of this Statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired and liabilities assumed, measures goodwill acquired or gain from a bargain purchase, and determines what information to disclose. The Company has not yet determined what impact the adoption of this requirement, which becomes effective October 1, 2009, will have on its financial statements with respect to future acquisitions.

2.	INVENTORY

Inventory consists of the following:

	As of September 30,
	2007	2006

Parts and Supplies	$73,609	$32,974
Coating Powders	81,264	21,826
Finished Goods	19,361	-0-

Total Inventory	$174,234	$54,800

The Company has determined that a reserve for obsolete, or slow moving, inventory is not required because the assembly of the spray system and the blending of powders is done based on actual sales orders and not for the shelf. As of September 30, 2007, there were approximately 40 days inventory of Part and Supplies necessary to build the spray system and approximately 220 days inventory of unblended Coating Powders based on sales for fiscal 2007. The level of unblended Coating Powder inventory was determined necessary in order to meet the demand related to spray system sold in fiscal 2007 and prior, as well as anticipated powder sales related to new system sales in fiscal 2008. The Finished Goods inventory at the respective balance sheet dates represents completed systems and blended powders related to specific sales orders that were shipped subsequent to the balance sheet dates.

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

4.	FIXED ASSETS

	Estimated useful	As of September 30,
	Life – years	2007	2006
Machinery and equipment	5-10	$105,882	$66,945
Vehicles	3-5	28,411	16,411
Office Equipment	3-5	20,053	11,781
Furniture and Fixtures	5-7	9,254	5,543
Computer Software	5-7	23,859	-
Leasehold improvements	5-31.5	80,414	33,438
		267,873	134,118
Less accumulated depreciation and amortization		(64,176)	(35,165)

Net property and equipment		$203,697	$98,953

Fixed asset depreciation and amortization for the years ended September 30, 2007 and 2006 was $28,654 and $12,743, respectively.

5.	INTANGIBLE ASSETS

Intangible assets consist of:

	As of September 30,
	2007	2006
Patents pending related to the low temperature, low speed, thermal spray gun, control unit and powder feeder;
Acquisition cost of technology in August of 2004	$122,500	$122,500
Additional legal fees and expenses	179,777	58,132

Technology related to the high temperature, high speed thermal spray technology acquired from an officer in February 2007	75,000	-

Total acquisition cost	377,277	180,632

Less: Accumulated Amortization	(35,982)	(17,187)

Intangible Assets, Net	$343,353	$163,445

The patents pending and technology acquired are amortized using the straight-line method over their estimated economic life of seventeen (17) years

Amortization expense for the years ended September 30, 2007 and 2006 was $16,737 and $8,787, respectively. Amortization expense for each of the succeeding five fiscal years ending September 30, 2008 through 2012 is expected to be approximately $24,000, which will increase as additional patent expenses are incurred in the future.

During fiscal 2007 and 2006, the Company applied for, and received, additional domestic and overseas patents pending for the thermal spray technology and process related to the low temperature, low speed, thermal spray gun, modular control unit and material powder feeder. Legal fees and expenses incurred to obtain these patents totaled $121,645 and $58,132 in fiscal 2007 and 2006, respectively.

In February 2007, one of the officers, who is also a shareholder, sold his entire interest in a certain spray technology he previously acquired personally from HV Plastic Spray Systems, Inc., for 75,000 restricted common shares of XIOM. These shares were valued based on the officer’s historical cost basis in the spray technology, which was $75,000.

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

Except for the Massachusetts joint venture, these joint ventures were substantially non-operational as of September 30, 2007, and had no reportable operating results for fiscal 2007. The Company has recognized a loss to the extent that the total investment in each joint venture exceeds its pro-rata share of the net book value of each joint venture at September 30, 2007. This evaluation resulted in the Company recognizing a loss of $311,044 and the establishment of a corresponding reserve for each joint venture investment totaling this amount.

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

11.	SALES TO MAJOR CUSTOMERS AND BY CUSTOMER GEOGRAPHIC AREA

For the fiscal years ending September 30, 2007 and 2006, the Company had one major customer in each year that accounted for approximately 15% and 25%, respectively, of total sales. Each customer represented approximately 16% and 50% of trade accounts receivable as of September 30, 2007 and 2006, respectively.

Sales by customer geographic area, determined by the customer’s country of origin, are as follows:

	Year Ended
	September 30,
	2007	2006

United States	$634,519	$478,237
Canada	249,272	125,199
United Kingdom	49,403	25,900

Total	$933,194	$629,336

As of September 30, 2007, there are no long-lived assets in any foreign operation outside of the United States.

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

13.	COMMON STOCK

Common Stock is as follows:

	As of September 30,
	2007	2006

Common Stock, $.0001 par value, shares authorized	50,000,000	10,000 000
Shares issued and outstanding, including 563,718 shares subject to rescission rights	8,206,663	7,095,973
Par Value	$821	$710

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

In February 2007, one of the officers, who is also a shareholder, sold his entire interest in a certain spray technology he previously acquired personally from HV Plastic Spray Systems, Inc., for 75,000 restricted common shares of XIOM. These shares were valued based on the officer’s historical cost basis in the spray technology, which was $75,000. This technology has been classified as an Intangible Asset and is being amortized on a straight-line basis over its estimated useful life, which is seventeen (17) years.

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

On September 1, 2006, one principal in the Kentucky joint venture received an option to purchase 100,000 shares of restricted common stock at $1.10 per share as consideration for his services in establishing and setting up a separate corporation as a master licensee of XIOM. The option is fully vested and is exercisable, in whole or in part, at the sole discretion of the grantee through August 31, 2008 and may not be assigned, or otherwise transferred. The value of this option was determined based on a calculated value method using the historical volatility of the industry sector index related to the small-cap version of the Industrial Suppliers sub-sector, within Support Services for Industrial Goods and Services. Specifically, the Company used the Black-Scholes option-pricing formula, which produced a value of $.16 per option share. This resulted in the Company recording an additional investment in the Kentucky joint venture of $16,000 for fiscal 2006 that was treated as Additional Paid-In Capital. Assumptions used in the calculation included the contractual life of the option as the expected term, a risk free rate of 3.5% and a market price volatility factor of 20%. This option was exercised in full and 100,000 shares of restricted common stock were issued in December 2006 in exchange for the entire exercise price of $110,000.

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

The following is a summary of the stock option activity for the fiscal years ended September 30,

	2007	2006

Outstanding, beginning of year	670,834	700,000
Granted during the year	930,000	517,500
Exercised during the year	(246,667)	(546,666)
Forefeited / expired / cancelled	-	-

Outstanding, end of year	1,354,167	670,834

Vested and exercisable, end of year	1,354,167	670,834

Assumptions used to value stock option grants;

Expected volatility	20%-76%	20%

Weighted average volatility	59%	20%

Expected term (in years)	5.0	5.0

Risk free rate	3.5%	3.5%

Aggregate intrinsic value of vested and exercisable options, end of year	$44,250

Total intrinsic value of options exercised during the year	$96,000

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

Stock options outstanding and exercisable at September 30, 2007 (all non-qualified) consist of;

Granted in Year Ended September 30,	Number Outstanding and Exercisable	Exercise Price	Expiration Date

2005	80,000	$0.75	February 28, 2010
2006	67,500	$0.75	September 30, 2010
2006	276,667	$1.50	February 28. 2011
2007	350,000	$1.75	October 14, 2011
2007	250,000	$1.25	July 5, 2012
2007	300,000	$1.50	August 14, 2012
2007	30,000	$1.25	August 30, 2012

Totals	1,354,167

15.	INCOME TAXES

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements as of September 30, 2007, the Company has a total Stockholders’ Deficit of approximately $930,000 and has working capital deficit of approximately $191,000. Additionally, the Company incurred a Net Loss of approximately $2,722,000 for the year ended September 30, 2007 and a Net Loss of approximately $806,000, for the year ended September 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. However, the Company has seen a significant increase in sales orders for the patented industrial thermal spray technology since October 2007. This has resulted from recently expanded domestic marketing efforts to attract both commercial and governmental customers as well as the further development of several joint ventures and strategic alliance relationships. XIOM also plans to significantly reduce the number of shares issued for services related to engineering consulting, merger and acquisition consulting and marketing services, thereby reducing the related expenses. The Company will also continue seeking to raise money through a series of equity and debt transactions in fiscal 2008. As a result of these factors, management believes it will have sufficient resources to meet the Company’s cash flow requirements for at least twelve months following the date of these financial statements.

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

In October 2008, several holders of an aggregate principal amount of $720,000 of the 7% Convertible Notes (see Note. 10) demanded immediate payment thereof as a result of the Registration Statement not being declared effective within one year from the final closing date of the Offering, which was in early June 2007. Pursuant to the Note Agreement, these Note holders have elected to accelerate the maturity date and, in default of payment, shall accrue interest at a default rate of 15% per annum from the date of notice until payment of principal and accrued interest is paid in full.

20.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its financial statements at September 30, 2007 and for the year then ended (which were previously included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on January 15, 2008) in order to correct an error relating to the accounting for the February 2007 acquisition of a certain thermal spray technology from the Company’s Chief Executive Officer in exchange for 75,000 shares of the Company’s common stock (see Note. 5)

As previously reported, the Company recorded the acquisition at an estimated fair value of $135,000 for the 75,000 shares of common stock issued at the date of acquisition. As restated, pursuant to SEC Staff Accounting Bulletin Topic 5G, the Company recorded the acquisition at the $75,000 transferor cost of the technology.

The effect of the restatement adjustments on the Balance Sheet at September 30, 2007 is as follows;

	As Previously
	Reported	Adjustments	As Restated

Total Current Assets	$671,539	$-	$671,539
Fixed Assets, Net	203,697	-	203,697
Intangible Assets, Net	401,295	(57,942)	343,353
Other Other Assets	30,520	-	30,520

Total Assets	$1,307,051	$(57,942)	$1,249,109

Total Liabilities	$1,508,506	-	$1,508,506

Common Stock, Subject To Rescission Rights	670,399	-	670,399
Common Stock	764	-	764
Additional Paid-in Capital	3,541,454	(60,000)	3,481,454
Retained Earnings (Deficit)	(4,414,072)	2,058	(4,412,014)

Total Stockholders’ Equity (Deficit)	(871,854)	(57,942)	(929,796)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,307,051	$(57,942)	$1,249,109

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

The effect of the restatement adjustments on the Statement of Operations for the fiscal year ended September 30, 2007 is as follows;

	As Previously
	Reported	Adjustments	As Restated

Gross Profit	$177,814	$-	$177,817
Selling, General and Administrative Expenses	2,511,782	(2,058)	2,509,724

Operating Income (Loss)	(2,333,968)	(2,058)	(2,331,910)
Other Income (Expense)	(389,741)	-	(389,741)

Net Income (Loss)	$(2,723,709)	$(2,058)	$(2,721,651)

Basic and Diluted Income (Loss) Per Share	$(0.35)	$(0.00)	$(0.35)

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The Form 8-K filed with the Securities and Exchange Commission on November 7, 2007 is hereby incorporated by reference.

Item 8a. Controls and Procedures Disclosure Controls and Procedures
As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the officers concluded that our disclosure controls and procedures needed improvement in order to be effective to ensure that information required to be disclosed by our company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. As a result, we have instituted additional levels of review and are currently looking to retain a financial professional with the requisite background and experience that will coordinate and be responsible for our disclosure controls and procedures with the assistance of our independent accounting firm.

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

Name	Age	Position
Andrew B. Mazzone	68	Chairman, President, Chief Accounting/Financial Officer and Promoter
Thomas Gardega	60	Executive Vice President, Director and Promoter

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

	Summary Compensation Table

	Fiscal	Annual	Long-term Compensation;
Name & Position	Year	Salary	Securities Underlying Options

Andrew Mazzone,	2005	$60,000	300,000
Chairman & President	2006	$60,000	150,000
	2007	$60,000	225,000

Thomas Gardega	2005	$60,000	300,000
Executive VP	2006	$60,000	150,000
	2007	$60,000	225,000

The following table details options granted to each executive officer in the last fiscal year ended September 30, 2007;

	Option Grants In Last Fiscal Year
	Number of Shares	Percent of Total	Exercise	Expiration
Name	Underlying Options	Options Granted	Price	Date
		To Employees	($/SH)

Andrew Mazzone	150,000		$1.75	October 14, 2011
Chairman & President	75,000	50%	$1.25	July 5, 2012

Thomas Gardega	150,000		$1.75	October 14, 2011
Executive VP	75,000	50%	$1.25	July 5, 2012

	Option Exercised In Last Fiscal Year
	Number of Options	Exercise	Unexercised	Value of Unexercised
Name	Exercised	Price	Options	Options
		($/SH)		($)

Andrew Mazzone	40,000	$1.50	76,667	-0-
Chairman & President	-0-	$1.75	150,000	-0-
	-0-	$1.25	75,000	-0-

Thomas Gardega	80,000	$0.75	60,000	$18,000
Executive VP	-0-	$1.50	150,000	-0-
	-0-	$1.75	150,000	-0-
	-0-	$1.25	75,000	-0-

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

Item 11. Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information as of November 4, 2008 with respect to the beneficial ownership of the 10,988,718 outstanding shares of the Company's Common Stock by (i) each person known by the Company to beneficially own five percent or more of the outstanding shares; (ii) the Company's officers and directors; and (iii) the Company's officers and directors as a group. A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days.

		Percentage of
Identity of Shareholder	Number of Shares	Beneficial Ownership
Andrew B. Mazzone	1,614,364	14.7%
513 Dryden Street
Westbury, NY 11590
President and Director

Thomas Gardega	1,003,258	9.1%
200 Landmark Road
Conway, SC 29527
Executive VP and Director
_____________________
All Officers and Directors as	2,617,622	23.8%
A Group (2 Persons)

*	Less than 5%
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, XIOM CORP. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on November 5, 2008.

XIOM CORP.

By:	/s/ Andrew Mazzone
Andrew Mazzone, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicate;

Signature	Title	Date

/s/ Andrew Mazzone	President, Principal	November 5, 2008
Andrew Mazzone	Accounting/Financial Officer and
Director

/s/ Thomas Gardega	Executive Vice President and	November 5, 2008
Thomas Gardega	Director