Form 10-Q/A
period 2007-12-31
XIOM CORP
filed 2008-11-06
CIK 1160479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A-2

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.0001 par value	10,988,718
(Class)	(Outstanding as of November 4, 2008)

As more fully described in Note. 7 to the financial statements included herein, this amended filing was necessary because the Company has restated its financial statements at December 31, 2007 and for the three months then ended in order to correct errors related to the accounting for the issuance of stock option grants, for a consulting agreement finalized after December 31, 2007 where services related to this agreement commenced in October 2007, for shares issued in January 2008 for equipment and related services payable at December 31, 2007, for the February 2007 acquisition of a certain thermal spray technology from the Company’s Chief Executive Officer in exchange for 75,000 shares of the Company’s common stock and for other miscellaneous adjustments to Accounts Receivable and Inventory.

XIOM Corp.
Form 10-QSB

2

Part I:Financial Information

Item 1.  Financial Statements

3

XIOM Corp.
Balance Sheets
(Unaudited)

	December 31, 2007	September 30, 2007
	(As Restated)
Assets
Current Assets
Cash and Cash Equivalents	$18,490	$312,718
Accounts Receivable, Net of Allowance for Doubtful Accounts	54,896	115,854
Inventory	204,340	174,234
Prepaid Expenses	444,412	13,073
Other Current Assets	54,360	55,660
Total Current Assets	776,498	671,539

Fixed Assets, Net of Accumulated Depreciation and Amortization	222,602	203,697

Other Assets
Intangible Assets, Net of Accumulated Amortization	367,219	343,353
Retainage Receivable	23,705	23,705
Security Deposits	6,815	6,815
Total Other Assets	397,739	373,873

Total Assets	$1,396,839	$1,249,109

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable and Accrued Expenses	$866,533	$560,998
Convertible Note Payable	250,000	250,000
Notes Payable	55,744	51,143
Total Current Liabilities	1,172,277	$862,141

Long-Term Liabilities
Convertible Notes Payable, Net of Unamortized Discounts	669,668	636,590
Shareholder Loan	9,107	9,775
Total Liabilities	1,851,052	1,508,506

Common Stock, Subject To Rescission Rights	670,399	670,399

Stockholders' Equity (Deficit)
Common Stock, $.0001 par value, 50,000,000 shares authorized, 7,940,945 shares issued and outstanding (excluding 563,718 shares subject to rescission rights)	794	764
Additional Paid-In Capital	3,977,341	3,481,454
Retained Earnings (Deficit)	(5,102,747)	(4,412,014)
Total Stockholders' Equity (Deficit)	(1,124,612)	(929,796)

Total Liabilities and Stockholders' Equity Deficit)	$1,396,839	$1,249,109

See accompanying notes to financial statements

XIOM Corp.
Statements of Operations
For The Three Months Ended December 31,
(Unaudited)

	2007	2006
	(As Restated)

Sales	$309,281	$190,175

Cost of Sales	246,276	152,600

Gross Profit	63,005	37,575

General and Administrative Expenses	698,327	366,024

Operating Income (Loss)	(635,322)	(328,449)

Other Income (Expenses);
Interest Expense	(55,411)	0

Net Income (Loss)	$(690,733)	$(328,449)

Basic and Diluted Income (Loss) per Share	$(0.08)	$(0.05)

Weighted Average Number of Shares Outstanding, Basic and Diluted	8,454,996	7,205,156

See accompanying notes to financial statements

XIOM, Corp.
Statement of Stockholders' Equity (Deficit)
For The Three Months Ended December 31, 2007

	Common Stock		Additional	Retained	Total
	Number of	Par	Paid-In	Earnings	Shareholders'
	Shares	Value	Capital	(Deficit)	Equity (Deficit)

Balance, September 30, 2007 (As Restated)	7,642,945	$764	$3,481,454	$(4,412,014)	$(929,796)

Option grants in October 2006 (As Restated)			123,917		123,917

Shares issued for services during the quarter
ended December 31, 2007	250,000	25	299,975		300,000

Shares issued for Accrued Expenses	48,000	5	71,995		72,000

Net (Loss) for the quarter ended
December 31, 2007 (As Restated)				(690,733)	(690,733)
Balance, December 31, 2007 (As Restated)	7,940,945	$794	$3,977,341	$(5,102,747)	$(1,124,612)

See accompanying notes to financial statements

XIOM, Corp.
Statements of Cash Flow
For The Three Months Ended December 31,
(Unaudited)

	2007	2006
Cash Flows from Operating Activities:

Net Income (Loss)	$(690,733)	$(328,449)

Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation and Amortization	16,147	6,008
Issuance of Shares for Services	68,750	60,307
Value of Stock Option Grants	123,917	40,000
Amortization of Convertible Note Discounts	33,078	-
Changes in Operating Assets and Liabilities:
Accounts Receivable, Net	60,958	(45,325)
Inventory	(30,106)	(17,919)
Prepaid Expenses	(6,339)	33,126
Other Current Assets	1,300	2,476
Retainage Receivable	-	2,973
Accounts Payable and
Accrued Expenses	183,785	109,358

Total Adjustments	451,490	191,004

Net cash provided (used) in operating activities	(239,243)	(137,445)

Cash Flows from Investing Activities:
Purchase of Additional Overseas Patents	(29,481)	(13,184)
Purchase of Fixed Assets	(29,437)	(6,703)

Net cash provided (used) by investing activities	(58,918)	(19,887)

Cash Flows from Financing Activities:
Proceeds from exercise of joint venture related stock option	-	110,000
Proceeds from exercise of Common Stock Warrants	-	17,975
Sale of Restricted Common Stock	-	53,300
Proceeds from Notes Payable, Net	4,601	966
Proceeds from (repayment of) Shareholder Loan,
Before Non-Cash Adjustments	(668)	3,681

Net cash provided (used) by financing activities	3,933	185,922

Net increase (decrease) in cash and cash equivalents	(294,228)	28,590

Cash & Cash Equivalents, Beginning of Period	312,718	90,495

Cash & Cash Equivalents, End of Period	$18,490	$119,085

(Continued)

XIOM Corp.
Statements of Cash Flow
For The Three Months Ended December 31,
(Continued)

	2007	2006

Supplemental Disclosures

Non-Cash Financing and Investing Activities:
Issuance of Shares for Equity in Joint Ventures	-	$215,000
Issuance of Shares for Services to be Provided and
Accrued Expenses	$184,500	$60,307
Issuance of Shares for Services to be Provided
Included in Prepaid Expenses	$187,500	-
Value of Stock Option Grants	$123,917	$40,000
Issuance of shares to repay Notes Payable	-	$30,000

Interest and Taxes Paid:
Interest Expense	$31,505	-
Income Taxes	-	-

See accompanying notes to financial statements

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of XIOM Corp. (“XIOM”, or the “Company”) as of December 31, 2007 and the related statements of operations and of cash flows for the three months then ended. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-KSB/A-1 for the fiscal year ended September 30, 2007, Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934, File No. 333-124704.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements as of December 31, 2007, the Company has a total Stockholders’ Deficit of approximately $1,125,000 and incurred a Net Loss of approximately $691,000 for the three months ended December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. However, the Company has seen a steady increase in sales orders for the patented industrial thermal spray technology and related powder formulas. Furthermore, the Company plans to continue raising capital through a series of private placement transactions for the balance of fiscal 2008. It also plans to expand sales by significantly increasing domestic marketing efforts, including pursuing major contracts through its network of strategic alliance relationships. As a result of these factors, management believes it will have sufficient resources to meet the Company’s cash flow requirements for at least twelve months following the date of these financial statements.

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

In January, the two officers of the Company, who are also shareholders, entered into two separate agreements with the Company to sell up to 350,000 shares of common stock each from shares they own personally. These shares have been placed into escrow and will be sold to outside investors, on a pro-rata basis, based on the fair market value of the Company’s common stock at the time of sale, with the net proceeds being remitted from escrow to the Company upon the closing of each transaction, or series of transactions. As consideration for the two loans, the Company has agreed to repay the two officers with restricted shares of XIOM common stock, at a discount, based on the total loan proceeds and the total shares that were sold to obtain the proceeds.

In October 2008, several holders of an aggregate principal amount of $720,000 of the Convertible Exchangeable Notes (“Notes”) demanded immediate payment thereof as a result of the Registration Statement not being declared effective within one year from the final closing date of the Offering, which was in early June 2007. Pursuant to the Note Agreement, these Note holders have elected to accelerate the maturity date and, in default of payment, shall accrue interest at a default rate of 15% per annum from the date of notice until payment of principal and accrued interest is paid in full.

7.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its financial statements at December 31, 2007 and for the three months then ended in order to correct errors related to the accounting for the issuance of stock option grants, for a consulting agreement finalized after December 31, 2007 where services related to this agreement commenced in October 2007, for shares issued in January 2008 for equipment and related services payable at December 31, 2007, for the February 2007 acquisition of a certain thermal spray technology from the Company’s Chief Executive Officer in exchange for 75,000 shares of the Company’s common stock and for other miscellaneous adjustments to Accounts Receivable and Inventory.

As previously reported, the Company recorded compensation expense related to the issuance of certain stock options at an estimated fair value of $100,365. A revision to the Black-Scholes option-pricing formula for these options resulted in total compensation expense of $123,917. The consulting agreement was valued at $250,000, based on the issuance of 250,000 shares of common stock at $1.00 per share, and was recorded as a Prepaid Expense in October 2007, which will be written-off in equal monthly amounts over its twelve month term. Shares issued in January 2008 for machining equipment and related services payable at December 31, 2007 were accrued for in the amount of $7,500 and $25,500, respectively. As previously reported, the Company recorded the acquisition at an estimated fair value of $135,000 for the 75,000 shares of common stock issued at the date of acquisition. As restated, pursuant to SEC Staff Accounting Bulletin Topic 5G, the Company recorded the acquisition at the $75,000 transferor cost of the technology.

The effect of the restatement adjustments on the Balance Sheet at December 31, 2007 is as follows;

	As Previously
	Reported	Adjustments	As Restated

Cash	$18,490	$-	$18,490
Accounts Receivable, Net	54,993	(97)	54,896
Inventory	207,478	(3,138)	204,340
Prepaid Expenses	256,912	187,500	444,412

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007
(Unaudited)

Other Current Assets	54,360	-	54,360

Total Current Assets	592,233	184,265	776,498
Fixed Assets, Net	215,477	7,125	222,602
Intangible Assets, Net	424,297	(57,078)	367,219
Other Other Assets	30,520	-	30,520

Total Assets	$1,262,527	$134,312	$1,396,839

Accounts Payable and Accrues Expenses	$586,486	$280,047	$866,533
Convertible Note Payable	250,000	-	250,000
Notes Payable	55,744	-	55,744

Total Current Liabilities	892,230	280,047	1,172,277
Long-Term Liabilities	678,775	-	678,775

Total Liabilities	1,571,005	280,047	1,851,052

Common Stock, Subject To Rescission Rights	670,399	-	670,399

Common Stock	794	-	794
Additional Paid-in Capital	4,013,789	(36,448)	3,977,341
Retained Earnings (Deficit)	(4,993,460)	(109,287)	(5,102,747)

Total Stockholders’ Equity (Deficit)	(978,877)	(145,735)	(1,124,612)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,262,527	$134,312	$1,396,839

The effect of the restatement adjustments on the Statement of Operations for the three months ended December 31, 2007 is as follows;

	As Previously
	Reported	Adjustments	As Restated

Sales	$309,379	$(98)	$309,281
Cost of Sales	220,219	26,057	246,276

Gross Profit	89,160	(26,155)	63,005
Selling, General and Administrative Expenses	613,137	85,190	698,327

Operating Income (Loss)	(523,977)	(111,345)	(635,322)
Other Income (Expense)	(55,411)	-	(55,411)

Net Income (Loss)	$(579,388)	$(111,345)	$(690,733)

Basic and Diluted Income (Loss) Per Share	$(0.07)	$(0.01)	$(0.08)

The impact of the above restatement adjustments on cash flow was limited to the adjustments related to Account Receivable and Inventory, which resulted in an increase in Net Cash Provided in Operating Activities in the amount of $3,235. All other restatement adjustments were non-cash and therefore had no impact on cash flow.

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

General and administrative expenses for the first three months increased by approximately $332,000 when comparing the first quarter of fiscal 2008 to the first quarter of fiscal 2007. This increase was primarily due to additional merger and acquisition consulting expense, the value of certain option grants recorded as additional compensation and consulting expense, as well as the continued increase in general overhead necessary to accommodate the anticipated growth of the company.

4

The net loss increased from $328,449, or ($.05) per share, to $690,733, or ($.08) per share from the first fiscal quarter of 2007 to the first fiscal quarter of 2008, respectively. This increase of approximately $362,000 was directly related to the increase in general and administrative expenses described above, which included the value of additional stock option grants and the issuance of restricted common shares for some of the services provided to the Company, all of which were primarily non-cash in nature.

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

Liquidity, Capital Resources and Operations:

During the first fiscal quarters ended December 31, 2007 and 2006, net cash used by operating activities was $239,243 and $137,445, respectively. The Company incurred net losses of $690,733 and $328,449 for the fiscal quarters ended December 31, 2007 and 2006, respectively. Additionally, at December 31, 2007, the Company had a Stockholders’ (Deficit) of approximately $1,125,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

5

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

6

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

Date: November 5, 2008	XIOM, Corp.

/s/ Andrew B. Mazzone
Andrew B. Mazzone
Chief Executive Officer/Chief Financial/Accounting Officer
(Principal Executive Officer)

7