Form 10-Q/A
period 2008-03-31
XIOM CORP
filed 2008-11-07
CIK 1160479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A-1

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.0001 par value	10,998,718
(Class)	(Outstanding as of November 4, 2008)

As more fully described in Note 9. to the financial statements included herein, this amended filing was necessary because the Company has restated its financial statements at March 31, 2008 and for the three month period and six months then ended in order to correct errors related to the accounting treatment for a wholly-owned subsidiary and for the February 2007 acquisition of a certain thermal spray technology from the Company’s Chief Executive Officer in exchange for 75,000 shares of the Company’s common stock.

XIOM Corp.
Form 10-QSB

Part I: Financial Information

Item 1.  Financial Statements

XIOM, Corp.
Consolidated Balance Sheets

	March, 31	September 30,
	2007	2007
Assets	(As Restated )
Current Assets
Cash and Cash Equivalents	$435,463	$312,718
Accounts Receivable, Net of Allowance for Doubtful Accounts	224,761	115,854
Inventory	262,332	174,234
Prepaid Expenses	366,505	13,073
Other Current Assets	73,709	55,660

Total Current Assets	1,362,770	671,539

Fixed Assets, Net of Accumulated
Depreciation & Amortization	212,081	203,697

Other Assets
Intangible Assets, Net of Accumulated Amortization	388,466	343,353
Retainage Receivable	23,705	23,705
Security Deposits	6,815	6,815

Total Other Assets	418,986	373,873

Total Assets	$1,993,837	$1,249,109

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable and Accrued Expenses	$628,324	$560,998
Officers' Convertible Notes Payable	535,964	-
Convertible Note Payable	-	250,000
Notes Payable	25,874	51,143

Total Current Liabilities	1,190,162	$862,141

Long-Term Liabilities
Convertible Notes Payable, Net of
Unamortized Discounts	702,746	636,590
Shareholder Loan	17,223	9,775

Total Liabilities	1,910,131	1,508,506

Common Stock, Subject To Rescission Rights	670,399	670,399

Stockholders' Equity (Deficit)
Common Stock, $.0001 par value, 50,000,000 shares authorized, 9,300,305 shares issued and outstanding (excluding 563,718 shares subject to rescission rights)	930	764
Additional Paid-In Capital	5,522,035	3,481,454
Retained Earnings (Deficit)	(6,109,658)	(4,412,014)

Total Stockholders' Equity (Deficit)	(586,693)	(929,796)

Total Liabilities and Stockholders' Equity Deficit)	$1,993,837	$1,249,109

See accompanying notes to financial statements

XIOM, Corp.
Consolidated Statements of Operations

	For The Six Months Ended		For The Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(As Restated)		(As Restated)

Sales	$918,973	$356,314	$609,692	$166,139

Cost of Sales	656,399	298,784	410,123	135,559

Gross Profit	262,574	57,530	199,569	30,580

General and Administrative Expenses	1,666,632	843,116	968,305	484,786

Operating Income (Loss)	(1,404,058)	(785,586)	(768,736)	(454,206)

Other Income (Expenses);

Provision for impairment of goodwill relating to acquisition of wholly-owned subsidiary	(176,352)	-	(176,352)	-
Interest Expense	(117,234)	-	(61,823)	-

Net Income (Loss)	($1,697,644)	($785,586)	($1,006,911)	($454,206)

Basic and Diluted Income (Loss) per Share	$(0.20)	$(0.11)	$(0.11)	$(0.06)

Weighted Average Number of Shares Outstanding, Basic and Diluted	8,615,776	7,461,765	8,766,556	7,708,261

See accompanying notes to financial statements

XIOM, Corp.
Consolidated Statement of Stockholders' Equity (Deficit)
For The Six Months Ended March 31, 2008

	Common Stock		Additional	Retained	Total
	Number of	Par	Paid-In	Earnings	Shareholders'
	Shares	Value	Capital	(Deficit)	Equity (Deficit)

Balance, September 30, 2007 (as restated)	7,642,945	764	3,481,454	(4,412,014)	(929,796)

Option grants in October 2007			123,917		123,917

Shares issued for services during the quarter ended December 31, 2007	250,000	25	299,975		300,000

Shares issued for Accrued Expenses	48,000	5	71,995		72,000

Options exercised against Accrued Compensation and Accrued Accounting Fees	82,000	8	77,992		78,000

Shares issued for Convertible Note	269,791	27	249,973		250,000

Shares issued for services during the quarter ended March 31, 2008	433,000	43	431,707		431,750

Shares issued for Accrued Expenses	5,000	1	7,499		7,500

Option grants in February 2008			226,080		226,080

Shares issued to buy out distributor contract	25,000	3	24,997		25,000

Shares issued in connection with acquisition of wholly-owned subsidiary	156,433	15	132,485		132,500

Private placements of common stock	388,136	39	418,961		419,000

Subscription for common stock			(25,000)		(25,000)

Net (Loss) for the six months ended March 31, 2008 (as restated)				(1,697,644)	(1,697,644)

Balance, March 31, 2008 (as restated)	9,300,305	930	5,522,035	(6,109,658)	(586,693)

See accompanying notes to financial statements

XIOM, Corp.
Consolidated Statements of Cash Flow
For The Six Months Ended March, 31

	2008	2007
	(As Restated)
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,697,644)	$(785,586)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	32,680	18,405
Issuance of Shares for Services	469,583	216,557
Allowance for Doubtful Accounts	-	35,000
Loss on Investment in Wholly-Owned Subsidiary	176,352	-
Value of Stock Option Grants	349,997	40,000
Amortization of Convertible Note Discounts	66,156	-
Changes in Operating Assets and Liabilities:
Accounts Receivable, Net	(108,907)	13,576
Inventory	(88,098)	(15,190)
Prepaid Expenses	(5,515)	66,252
Other Current Assets	(18,049)	2,476
Retainage Receivable	-	(1,328)
Accounts Payable and
Accrued Expenses	164,076	242,138

Total Adjustments	1,038,275	617,886

Net cash provided (used) in operating activities	(659,369)	(167,700)

Cash Flows from Investing Activities:
Purchase of Additional Patents	(56,740)	(68,989)
Purchase of Fixed Assets	(29,437)	(33,338)
Additional Investments In Joint Ventures	-	(40,137)
Investment in Wholly-Owned Subsidiary, Net	(43,852)	-

Net cash provided (used) by investing activities	(130,029)	(142,464)

Cash Flows from Financing Activities:
Proceeds From Exercise of Joint Venture Related Stock Option	-	110,000
Proceeds From Exercise of Stock Warrants	-	50,475
Sales of Restricted Common Stock	394,000	78,300
Proceeds From Officers' Convertible Notes	535,964	-
Proceeds From (Repayment of) Notes Payable	(25,269)	15,431
Proceeds From (Repayment of) Shareholder Loan,
Before Non-Cash Adjustments	7,448	1,632

Net cash provided (used) by financing activities	912,143	255,838

Net increase (decrease) in cash and cash equivalents	122,745	(54,326)

Cash & Cash Equivalents, Beginning of Period	312,718	90,495

Cash & Cash Equivalents, End of Period	$435,463	$36,169

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of XIOM Corp. (“XIOM”, or the “Company”) as of March 31, 2008 and the related statements of operations, of stockholders equity(deficit) and of cash flows for the six months then ended. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-KSB/A-1 for the fiscal year ended September 30, 2007, Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934, File No. 333-71748.

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

3.	INVESTMENT IN WHOLLY-OWNED SUBSIDIARY

In March 2008, XIOM completed an investment in XIOM - Europe Corp., a Delaware corporation, whereby the Company issued 156,433 restricted shares of common stock, valued at $132,500, and paid $75,500 to the shareholders of XIOM - Europe Corp in exchange for 100% of the issued and outstanding shares held by them. As of March 31, 2008, XIOM - Europe Corp. is a wholly-owned subsidiary of XIOM. XIOM-Europe Corp. owns less than a 50% interest in a joint venture located in the United Kingdom that has had minimal activity since inception

The $176,352 excess of the $208,000 purchase price over the $31,648 fair value of the identifiable net assets acquired was initially recorded as goodwill. At March 31, 2008, after considering the relevant facts and circumstances, the Company decided to record an impairment charge of $176,352 that reduced the goodwill to $0.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements as of March 31, 2008, the Company has a total Stockholders’ Deficit of approximately $587,000 and incurred a Net Loss of approximately $1,698,000 for the six months ended March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. However, the Company has seen a steady increase in sales orders for the patented industrial thermal

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008
(Unaudited)

spray technology and related powder formulas. Furthermore, the Company plans to continue raising capital through a series of private placement transactions for the balance of fiscal 2008. It also plans to expand sales by significantly increasing domestic marketing efforts, including pursuing major contracts through its network of strategic alliance relationships. As a result of these factors, management believes it will have sufficient resources to meet the Company’s cash flow requirements for at least twelve months following the date of these financial statements.

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

9.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its financial statements at March 31, 2008 and for the three month period and six months then ended in order to correct errors related to the accounting treatment for a wholly-owned subsidiary and for the February 2007 acquisition of a certain thermal spray technology from the Company’s Chief Executive Officer in exchange for 75,000 shares of the Company’s common stock.

As previously reported, the Company recorded an investment in a wholly-owned subsidiary utilizing the equity method of accounting with an original cost basis of $208,000. The financial statements of this wholly-owned subsidiary have now been consolidated with the financial statements of the Company and the investment of $208,000 has been eliminated in consolidation. As previously reported, the Company recorded the acquisition at an estimated fair value of $135,000 for the 75,000 shares of common stock issued at the date of acquisition. As restated, pursuant to SEC Staff Accounting Bulletin Topic 5G, the Company recorded the acquisition at the $75,000 transferor cost of the technology.

The effect of the restatement adjustments on the Balance Sheet at March 31, 2008 is as follows;

	As Previously
	Reported	Adjustments	As Restated

Cash	$403,815	$31,648	$435,463
Accounts Receivable, Net	224,761	-	224,761
Inventory	262,332	-	262,332
Prepaid Expenses	366,505	-	366,505
Other Current Assets	73,709	-	73,709

Total Current Assets	1,331,122	31,648	1,362,770
Fixed Assets, Net	212,081	-	212,081
Intangible Assets, Net	444,680	(56,214)	388,466
Equity Investment	208,000	(208,000)	-
Other Other Assets	30,520	-	30,520

Total Assets	$2,226,403	$(232,566)	$1,993,837
Total Liabilities	$1,910,131	-	$1,910,131

Common Stock, Subject To Rescission Rights	670,399	-	670,399

Common Stock	930	-	930
Additional Paid-in Capital	5,582,035	(60,000)	5,522,035
Retained Earnings (Deficit)	(5,937,092)	(172,566)	(6,109,658)

Total Stockholders’ Equity (Deficit)	(354,127)	(232,566)	(586,693)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,226,403	$(232,566)	$1,993,837

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008
(Unaudited)

The effect of the restatement adjustments on the Statement of Operations for the three month period ended March 31, 2008 is as follows;

	As Previously
	Reported	Adjustments	As Restated

Gross Profit	$199,569	-	$199,569
Selling, General and Administrative Expenses	969,169	(864)	968,305

Operating Income (Loss)	(769,600)	864	(768,736)
Other Income (Expense)	(61,823)	(176,352)	(238,175)

Net Income (Loss)	$(831,423)	$(175,488)	$(1,006,911)

Basic and Diluted Income (Loss) Per Share	$(0.09)	$(0.02)	$(0.11)

The effect of the restatement adjustments on the Statement of Operations for the six months ended March 31, 2008 is as follows;

	As Previously
	Reported	Adjustments	As Restated

Gross Profit	$262,574	-	$262,574
Selling, General and Administrative Expenses	1,668,360	(1,728)	1,666,632

Operating Income (Loss)	(1,405,786)	1,728	(1,404,058)
Other Income (Expense)	(117,234)	(176,352)	(293,586)

Net Income (Loss)	$(1,523,020)	$(174,624)	$(1,697,644)

Basic and Diluted Income (Loss) Per Share	$(0.18)	$(0.02)	$(0.20)

The impact of the above restatement adjustments on cash flow was limited to the adjustments related to an increase in Cash resulting from consolidating the wholly-owned subsidiary. All other restatement adjustments were non-cash and therefore had no impact on cash flow.

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

Financial Condition, Liquidity and Capital Resources:

Net cash flow used by operating activities during the six months ended March 31, 2008 and 2007 was approximately $659,000 and $168,000, respectively. Additionally, the Company incurred net losses of approximately $1,698,000 and 786,000 for the first six months of fiscal 2008 and 2007, respectively and had net losses for the three months ended March 31 2008 and 2007 of approximately $1,007,000 and $454,000 respectively. At March 31, 2008, the Company had a Stockholders’ (Deficit) of approximately $587,000. These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

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

General and administrative expenses increased by approximately $824,000 when comparing the first six months of fiscal 2008 to the first six months of fiscal 2007. This increase was primarily due to additional financial and business development consulting expenses as well as the value of certain option grants recorded as additional compensation and consulting expense, which were all primarily non-cash in nature.

The net loss increased from $785,586 or ($.11) per share, to $1,697,644, or ($.20) per share when comparing the first six months of fiscal 2007 to the first six months of fiscal 2008, respectively. This increase of approximately $912,000 was primarily related to the increase in general and administrative expenses described above, which included the value of additional stock option grants and the issuance of restricted common shares for services provided to the Company, all of which were primarily non-cash in nature.

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

General and administrative expenses increased by approximately $483,000 when comparing the second quarter of fiscal 2008 to the second quarter of fiscal 2007. This increase was primarily due to additional financial and business development consulting expenses as well as the value of certain option grants recorded as additional compensation and consulting expense, which were all primarily non-cash in nature.

The net loss increased from $454,206 or ($.06) per share, to $1,006,911, or ($.011) per share when comparing the three months ended March 31, 2007 to the three months ended March 31, 2008, respectively. This increase of approximately $553,000 was primarily related to the increase in general and administrative expenses described above, which included the value of additional stock option grants and the issuance of restricted common shares for services provided to the Company, all of which were primarily non-cash in nature.

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

Item 3.  Controls and Procedures

Evaluation and Disclosure Controls and Procedures:

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures
(as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on this evaluation, the officers concluded that our disclosure controls and procedures needed improvement in order to be effective to ensure that information required to be disclosed by our company in reports that we file, or submit, under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. The chief executive officer and chief financial officer concluded that its disclosure controls and procedures also needed improvement to ensure that information required to be disclosed in the reports that it files, or submits, under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions about required disclosure. As a result, we have instituted additional levels of review and are currently looking to retain a financial professional with the requisite background and experience that will coordinate and be responsible for our disclosure controls and procedures with the assistance of our independent accounting firm.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008, XIOM Corp. sold 388,136 shares of restricted common stock in a series of private placements that resulted in total proceeds of $419,000. These shares were sold to existing shareholders of the Company. No underwriter was involved in these transactions. The Company relied on Section 504 of the Securities Act under which an exemption from registration was claimed. Proceeds were used to finance the current working capital needs of the Company.

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

Date: November 6, 2008	XIOM, Corp.

/s/ Andrew B. Mazzone
Andrew B. Mazzone
Chief Executive Officer &
Chief Financial Officer
(Principal Executive Officer)