Form 10-Q/A
period 2008-06-30
XIOM CORP
filed 2008-11-07
CIK 1160479

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

As more fully described in Note 11. to the financial statements included herein, this amended filing was necessary because the Company has restated its financial statements at June 30, 2008 and for the three month period and nine months then ended in order to correct errors related to the accounting treatment for a wholly-owned subsidiary and for the February 2007 acquisition of a certain thermal spray technology from the Company’s Chief Executive Officer in exchange for 75,000 shares of the Company’s common stock.

XIOM Corp.
Form 10-QSB

Part I:  Financial Information

Item 1.  Financial Statements

XIOM, Corp.
Consolidated Balance Sheets

	June 30,	September 30,
	2008	2007
	(As Restated)
Assets
Current Assets
Cash and Cash Equivalents	$661,047	$312,718
Accounts Receivable, Net of Allowance for Doubtful Accounts	285,136	115,854
Inventory	289,933	174,234
Prepaid Expenses	207,346	13,073
Loan Receivable	150,833	-
Other Current Assets	23,709	55,660

Total Current Assets	1,618,004	671,539

Fixed Assets, Net of Accumulated Depreciation & Amortization	213,183	203,697

Other Assets
Intangible Assets, Net of Accumulated Amortization	399,702	343,353
Equity Investments	20,558	-
Retainage Receivable	35,175	23,705
Security Deposits	11,445	6,815

Total Other Assets	466,880	373,873

Total Assets	$2,298,067	$1,249,109

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable and Accrued Expenses	$674,275	$560,998
Officers' Convertible Notes Payable	545,206	-
Convertible Note Payable	-	250,000
Notes Payable	19,233	51,143
Total Current Liabilities
	1,238,714	$862,141
Long-Term Liabilities
Convertible Notes Payable, Net of Unamortized Discounts	1,030,251	636,590
Shareholder Loan	18,387	9,775

Total Liabilities	2,287,352	1,508,506

Common Stock, Subject To Rescission Rights	670,399	670,399

Stockholders' Equity (Deficit)

Common Stock, $.0001 par value, 50,000,000shares authorized, 10,059,458 shares issued and outstanding (excluding 563,718 shares subject to rescission rights)	951	764
Additional Paid-In Capital	5,869,518	3,481,454
Retained Earnings (Deficit)	(6,530,153)	(4,412,014)

Total Stockholders' Equity (Deficit)	(659,684)	(929,796)

Total Liabilities and Stockholders' Equity (Deficit)	$2,298,067	$1,249,109

See accompanying notes to financial statements

XIOM, Corp.
Consolidated Statements of Operations

	For The Nine Months Ended		For The Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(As Restated)		(As Restated)

Sales	$1,822,299	$606,995	$903,327	$256,211

Cost of Sales	1,113,473	470,437	458,027	174,245

Gross Profit	708,826	136,558	445,300	81,966

General and Administrative Expenses	2,445,921	1,376,285	779,289	538,836

Operating Income (Loss)	(1,737,095)	(1,239,727)	(333,989)	(456,870)

Other Income (Expenses);

Provision for impairment of goodwill relating to acqusition of wholly-owned subsidiary	(176,352)	(6,525)	-	(6,525)
Interest Expense	(205,525)	(9,315)	(88,291)	(9,315)
Interest Income	833	-	833	-

Net Income (Loss)	$(2,118,139)	$(1,255,567)	$(421,447)	$(472,710)

Basic and Diluted Income (Loss) per Share	$(0.23)	$(0.16)	$(0.04)	$(0.06)

Weighted Average Number of Shares Outstanding, Basic and Diluted	9,053,514	7,641,019	9,928,991	7,990,150

See accompanying notes to financial statements

XIOM, Corp.
Consolidated Statement of Stockholders' Equity (Deficit)
For The Nine Months Ended June 30, 2008

	Common Stock		Additional	Retained	Total
	Number of	Par	Paid-In	Earnings	Shareholders'
	Shares	Value	Capital	(Deficit)	Equity (Deficit)

Balance, September 30, 2007 (as restated)	7,642,945	764	3,481,454	(4,412,014)	(929,796)

Option grants in October 2007			123,917		123,917

Shares issued for services during the quarter ended December 31, 2007	250,000	25	299,975		300,000

Shares issued for Accrued Expenses	48,000	5	71,995		72,000

Options exercised against Accrued Compensation and Accrued Accounting Fees	82,000	8	77,992		78,000

Shares issued for Convertible Note	269,791	27	249,973		250,000

Shares issued for services during the quarter ended March 31, 2008	433,000	43	431,707		431,750

Shares issued for Accrued Expenses	5,000	1	7,499		7,500

Option grants in February 2008			226,080		226,080

Shares issued to buy out distributor contracts	51,000	5	50,995		51,000

Shares issued in connection with acquisition of wholly-owned subsidiary	156,433	16	132,484		132,500

Private placements of common stock	388,136	39	418,961		419,000

Shares issued for Accrued Interest due on Convertible Notes	44,185	4	48,600		48,604

Shares issued for services during the quarter ended June 30, 2008	33,750	4	36,246		36,250

Exercise of Common Stock Warrants	26,500	3	29,147		29,150

Conversion of Convertible Notes	40,000	4	59,996		60,000

Finders fee related to Concertible Note	25,000	3	24,997		25,000

Value of Warrants attached to Convertible Note			37,375		37,375

Beneficial conversion feature of Convertible Note			60,125		60,125

Net (Loss) for the nine months ended June 30, 2008 (as restated)				(2,118,139)	(2,118,139)

Balance, June 30, 2008 (as restated)	9,495,740	951	5,869,518	(6,530,153)	(659,684)

See accompanying notes to financial statements

XIOM, Corp.
Consolidated Statements of Cash Flow
For The Nine Months Ended June, 30

	2008	2007
	(As Restated)
Cash Flows from Operating Activities:
Net Income (Loss)	$(2,118,139)	$(1,255,567)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	49,950	32,405
Issuance of Shares for Services	711,833	404,057
Issuance of Shares for Accrued Interest	28,781	-
Allowance for Doubtful Accounts	-	35,000
Loss on Investment in Wholly-Owned Subsidiary	176,352
Value of Stock Option Grants	349,997	40,000
Amortization of Convertible Note Discounts	116,161	5,195
Changes in Operating Assets and Liabilities:
Accounts Receivable, Net	(169,282)	(45,096)
Inventory	(115,699)	(85,978)
Prepaid Expenses	(20,106)	94,378
Other Current Assets	(9,549)	(30,356)
Retainage Receivable	(11,470)	(1,328)
Security Deposits	(4,630)	-
Accounts Payable and
Accrued Expenses	223,480	226,834

Total Adjustments	1,325,818	675,111

Net cash provided (used) in operating activities	(792,321)	(580,456)

Cash Flows from Investing Activities:
Purchase of Additional Patents	(74,342)	(78,743)
Purchase of Fixed Assets	(41,323)	(86,756)
Additional Investments In Joint Ventures	-	(88,543)
Investment in Wholly-Owned Subsidiary, Net	(43,852)
Equity Investments	(20,558)	-
Loan Receivable	(109,333)	-

Net cash provided (used) by investing activities	(289,408)	(254,042)

Cash Flows from Financing Activities:
Proceeds From Exercise of Joint Venture Related Stock Option	-	110,000
Proceeds From Exercise of Stock Warrants	29,150	50,475
Sales of Restricted Common Stock	419,000	78,300
Proceeds from Convertible Notes	460,000	970,900
Proceeds From Officers' Convertible Notes	545,206	-
Proceeds From (Repayment of) Notes Payable	(31,910)	257,556
Purchase of Treasury Shares	-	(14,000)
Proceeds From (Repayment of) Shareholder Loan,
Before Non-Cash Adjustments	8,612	4,317

Net cash provided (used) by financing activities	1,430,058	1,457,548

Net increase (decrease) in cash and cash equivalents	348,329	623,050

Cash & Cash Equivalents, Beginning of Period	312,718	90,495

Cash & Cash Equivalents, End of Period	$661,047	$713,545

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

The accompanying consolidated unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of XIOM Corp. (“XIOM”, or the “Company”) as of June 30, 2008 and the related statements of operations, of stockholders’ equity(deficit) and of cash flows for the nine months then ended. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-KSB/A-1 for the fiscal year ended September 30, 2007, Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934, File No. 333-71748.

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

4.	INVESTMENT IN WHOLLY-OWNED SUBSIDIARY

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements as of June 30, 2008, the Company has a total Stockholders’ Deficit of approximately $660,000 and incurred a Net Loss of approximately $2,118,000 for the nine months ended June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. However, the Company has seen a steady increase in sales orders for the patented industrial thermal spray technology and related powder formulas. Furthermore, the Company plans to continue raising capital through a series of private placement transactions for the balance of fiscal 2008. It also plans to expand sales by significantly increasing domestic marketing efforts, including pursuing major contracts through its network of strategic alliance relationships. As a result of these factors, management believes it will have sufficient resources to meet the Company’s cash flow requirements for at least twelve months following the date of these financial statements.

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008
(Unaudited)

10.	SUBSEQUENT EVENTS

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

11.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its financial statements at June 30, 2008 and for the three month period and nine months then ended in order to correct errors related to the accounting treatment for a wholly-owned subsidiary and for the February 2007 acquisition of a certain thermal spray technology from the Company’s Chief Executive Officer in exchange for 75,000 shares of the Company’s common stock.

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

The effect of the restatement adjustments on the Balance Sheet at June 30, 2008 is as follows;

	As Previously Reported	Adjustments	As Restated

Cash	$629,399	$31,648	$661,047
Accounts Receivable, Net	285,136	-	285,136
Inventory	289,933	-	289,933
Prepaid Expenses	207,346	-	207,346
Other Current Assets	174,542	-	174,542

Total Current Assets	1,586,356	31,648	1,618,004
Fixed Assets, Net	213,183	-	213,183
Intangible Assets, Net	455,052	(55,350)	399,702
Equity Investment	228,558	(208,000)	20,558
Other Other Assets	44,620	-	44,620

Total Assets	$2,529,769	$(231,702)	$2,298,067

Total Liabilities	$2,287,352	-	$2,287,352

Common Stock, Subject To Rescission Rights	670,399	-	670,399

Common Stock	951	-	951
Additional Paid-in Capital	5,929,518	(60,000)	5,869,518
Retained Earnings (Deficit)	(6,358,451)	(171,702)	(6,530,153)

Total Stockholders’ Equity (Deficit)	(427,982)	(231,702)	(659,684)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,529,769	$(231,702)	$2,298,067

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008
(Unaudited)

The effect of the restatement adjustments on the Statement of Operations for the three month period ended June 30, 2008 is as follows;

	As Previously Reported	Adjustments	As Restated

Gross Profit	$445,300	-	$445,300
Selling, General and Administrative Expenses	780,153	(864)	779,289

Operating Income (Loss)	(334,853)	864	(333,989)
Other Income (Expense)	(87,458)	-	(87,458)

Net Income (Loss)	$(422,311)	$864	$(421,447)

Basic and Diluted Income (Loss) Per Share	$(0.04)	$(0.00)	$(0.04)

The effect of the restatement adjustments on the Statement of Operations for the nine months ended June 30, 2008 is as follows;

	As Previously Reported	Adjustments	As Restated

Gross Profit	708,826	-	708,826
Selling, General and Administrative Expenses	2,448,513	(2,592)	2,445,921

Operating Income (Loss)	(1,739,687)	2,592	(1,737,095)
Other Income (Expense)	(204,692)	(176,352)	(381,044)

Net Income (Loss)	$(1,944,379)	$(173,760)	$(2,118,139)

Basic and Diluted Income (Loss) Per Share	$(0.21)	$(0.02)	$(0.23)

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

Financial Condition, Liquidity and Capital Resources:

Net cash flow used by operating activities during the nine months ended June 30, 2008 and 2007 was approximately $792,000 and $580,000, respectively. Additionally, the Company incurred net losses of approximately $2,118,000 and $1,256,000 for the first nine months of fiscal 2008 and 2007, respectively and had net losses for the three months ended June 30, 2008 and 2007 of approximately $421,000 and $473,000 respectively. At June 30, 2008, the Company had a Stockholders’ (Deficit) of approximately $660,000. These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has available funds of approximately $661,000 at June 30, 2008, which resulted primarily from the Convertible Note issued in April 2008 that produced net proceeds of $460,000.

The Officers’ Convertible Notes, with a combined balance of approximately $545,000, including accrued interest, were converted from debt to equity in July 2008. This results in an improved permanent capital base as well as the overall working capital structure of the Company. Additionally, the Common Stock Subject to Rescission Rights in the amount of approximately $670,000 is being addressed and it is anticipated that it will not be necessary to continue disclosing this balance as a contingent liability. If so determined, this balance will be reclassed to Stockholders’ Equity at the end of the current fiscal year, which will also improve the permanent capital base of the Company.

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

Results of Operations:

For the nine months ended June 30, 2008 vs. June 30, 2007

For the nine months ended June 30, 2008, the Company had sales of $1,822,299 and cost of sales of $1,113,473. This is in comparison to total sales of $606,995 and cost of sales of $470,437 for nine months ended June 30, 2007. The increase in sales and cost of sales in the first nine months of fiscal 2008 is the direct result of a significant increase in thermal spray systems and related powder sales compared to the first nine months of fiscal 2007. As a result, gross profit for the first nine months of fiscal 2008 was $708,826 (39%) compared to the gross profit for the first nine months of fiscal 2007 of $136,558 (22%). The gross profit for the first nine months of fiscal 2008 improved primarily due to an increase in sales of the XIOM 5000 system, which has a higher gross profit margin than the XIOM 1000 system, the first generation thermal spray system that is approximately three times slower than the XIOM 5000. Gross profit in the first nine months of fiscal 2007 was otherwise reduced because the majority of new system sales, from the XIOM 1000, were sold at substantially at wholesale prices and starter powder kits were included with all new system sold at no cost to the customer.

General and administrative expenses increased by approximately $1,070,000 when comparing the first nine months of fiscal 2008 to the first nine months of fiscal 2007. This increase was primarily due to additional financial and business development services and consulting expenses as well as the value of certain option grants recorded as additional compensation and consulting expense totaling approximately $1,060,000, which were all primarily non-cash in nature. The need to incur these types of non-cash expenses is expected to be significantly reduced in the future.

The net loss increased from $1,255,567, or ($.16) per share, to $2,118,139, or ($.23) per share when comparing the first nine months of fiscal 2007 to the first nine months of fiscal 2008, respectively. This increase of approximately $862,000 was directly related to the increase in general and administrative expenses described above, which included the value of additional stock option grants and the issuance of restricted common shares for services provided to the Company, all of which were primarily non-cash in nature.

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

General and administrative expenses increased by approximately $240,000 when comparing the third quarter of fiscal 2008 to the third quarter of fiscal 2007. This increase was primarily due to additional financial and business development services and consulting expenses, which were all primarily non-cash in nature. The need to incur these types of non-cash expenses is expected to be significantly reduced in the future.

The net loss decreased from $472,710, or ($.06) per share, to $421,447, or ($.04) per share, when comparing the three months ended June 30, 2007 to the three months ended June 30, 2008, respectively. This decrease of approximately $52,000 was directly related to the increase in sales and gross profit related to the XIOM 5000 thermal spray system and related powders described above.

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

Item 3.  Controls and Procedures

Evaluation and Disclosure Controls and Procedures:

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on this evaluation, the officers concluded that our disclosure controls and procedures needed improvement in order to be effective to ensure that information required to be disclosed by our company in reports that we file, or submit, under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. The chief executive officer and chief financial officer concluded that its disclosure controls and procedures also needed improvement to to ensure that information required to be disclosed in the reports that it files, or submits, under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions about required disclosure. As a result, we have instituted additional levels of review and are currently looking to retain a financial professional with the requisite background and experience that will coordinate and be responsible for our disclosure controls and procedures with the assistance of our independent accounting firm.

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

Date: November 7, 2008	XIOM, Corp.

/s/ Andrew B. Mazzone
Andrew B. Mazzone
Chief Executive Officer &
Chief Financial Officer
(Principal Executive Officer)