Form 10-Q/A
period 2007-12-31
XIOM CORP
filed 2009-01-12
CIK 1160479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A-3

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.0001 par value	12,758,909
(Class)	(Outstanding as of January 9, 2009)

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

XIOM Corp.
Form 10-QSB

Index

		Page
Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheet	F-1

	Statements of Operations	F-2

	Statement of Stockholders’ Equity(Deficit)	F-3

	Statements of Cash Flows	F-4

	Notes to Financial Statements	F-6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	4

Item 3.	Controls and Procedures	6

Part II.	OTHER INFORMATION

Item 6.	Exhibits	7

Signatures

Certifications

2

Part I: Financial Information

Item 1. Financial Statements

3

XIOM Corp.
Balance Sheets
(Unaudited)

	December 31,	September 30,
	2007	2007
	(As Restated)
Assets
Current Assets
Cash and Cash Equivalents	$18,490	$312,718
Accounts Receivable, Net of Allowance for Doubtful Accounts	54,896	115,854
Inventory	204,340	174,234
Prepaid Expenses	444,412	13,073
Other Current Assets	54,360	55,660

Total Current Assets	776,498	671,539

Fixed Assets, Net of Accumulated
Depreciation and Amortization	222,602	203,697

Other Assets
Intangible Assets, Net of Accumulated Amortization	367,219	343,353
Retainage Receivable	23,705	23,705
Security Deposits	6,815	6,815

Total Other Assets	397,739	373,873

Total Assets	$1,396,839	$1,249,109

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable and Accrued Expenses	$866,533	$560,998
Convertible Note Payable	250,000	250,000
Notes Payable	55,744	51,143

Total Current Liabilities	1,172,277	$862,141

Long-Term Liabilities
Convertible Notes Payable, Net of Unamortized Discounts	669,668	636,590
Shareholder Loan	9,107	9,775

Total Liabilities	1,851,052	1,508,506

Common Stock, Subject To Rescission Rights	670,399	670,399

Stockholders' Equity (Deficit)
Common Stock, $.0001 par value, 50,000,000 shares authorized, 7,940,945 shares issued and outstanding (excluding 563,718 shares subject to rescission rights)	794	764
Additional Paid-In Capital	3,977,341	3,481,454
Retained Earnings (Deficit)	(5,102,747)	(4,412,014)

Total Stockholders' Equity (Deficit)	(1,124,612)	(929,796)

Total Liabilities and Stockholders' Equity Deficit)	$1,396,839	$1,249,109

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

See accompanying notes to financial statements

XIOM, Corp.
Statement of Stockholders' Equity (Deficit)
For The Three Months Ended December 31, 2007

	Common Stock		Additional	Retained	Total
	Number of	Par	Paid-In	Earnings	Shareholders'
	Shares	Value	Capital	(Deficit)	Equity (Deficit)

Balance, September 30, 2007 (As Restated)	7,642,945	$764	$3,481,454	$(4,412,014)	$(929,796)

Option grants in October 2007 (As Restated)			123,917		123,917

Shares issued for services during the quarter ended December 31, 2007	250,000	25	299,975		300,000

Shares issued for Accrued Expenses	48,000	5	71,995		72,000

Net (Loss) for the quarter ended December 31, 2007 (As Restated)				(690,733)	(690,733)

Balance, December 31, 2007 (As Restated)	7,940,945	$794	$3,977,341	$(5,102,747)	$(1,124,612)

See accompanying notes to financial statements

XIOM, Corp.
Statements of Cash Flow
For The Three Months Ended December 31,
(Unaudited)

	2007	2006
	(As Restated)
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

4

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

5

Item 3. Controls and Procedures

Evaluation and Disclosure Controls and Procedures:

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on this evaluation, the officers concluded that our disclosure controls and procedures were not effective and needed improvement in order to be effective to ensure that information required to be disclosed by our company in reports that we file, or submit, under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. The chief executive officer and chief financial officer concluded that its disclosure controls and procedures also needed improvement to ensure that information required to be disclosed in the reports that it files, or submits, under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions about required disclosure. As a result, we have instituted additional levels of review and are currently looking to retain a financial professional with the requisite background and experience that will coordinate and be responsible for our disclosure controls and procedures with the assistance of our independent accounting firm.

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