Form 10-Q/A
period 2008-03-31
XIOM CORP
filed 2009-01-12
CIK 1160479

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

XIOM Corp.
Form 10-QSB

Index

Part I: Financial Information

Item 1.	Financial Statements

XIOM, Corp.
Consolidated Balance Sheets

	March, 31	September 30,
	2008	2007
	(As Restated)
Assets
Current Assets
Cash and Cash Equivalents	$435,463	$312,718
Accounts Receivable, Net of Allowance for Doubtful Accounts	224,761	115,854
Inventory	262,332	174,234
Prepaid Expenses	366,505	13,073
Other Current Assets	73,709	55,660

Total Current Assets	1,362,770	671,539

Fixed Assets, Net of Accumulated Depreciation & Amortization	212,081	203,697

Other Assets
Intangible Assets, Net of Accumulated Amortization	388,466	343,353
Retainage Receivable	23,705	23,705
Security Deposits	6,815	6,815

Total Other Assets	418,986	373,873

Total Assets	$1,993,837	$1,249,109

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable and Accrued Expenses	$628,324	$560,998
Officers' Convertible Notes Payable	535,964	-
Convertible Note Payable	-	250,000
Notes Payable	25,874	51,143

Total Current Liabilities	1,190,162	$862,141

Long-Term Liabilities
Convertible Notes Payable, Net of Unamortized Discounts	702,746	636,590
Shareholder Loan	17,223	9,775

Total Liabilities	1,910,131	1,508,506

Common Stock, Subject To Rescission Rights	670,399	670,399

Stockholders' Equity (Deficit)
Common Stock, $.0001 par value, 50,000,000 shares authorized, 9,300,305 shares issued and outstanding (excluding 563,718 shares subject to rescission rights)	930	764
Additional Paid-In Capital	5,522,035	3,481,454
Retained Earnings (Deficit)	(6,109,658)	(4,412,014)

Total Stockholders' Equity (Deficit)	(586,693)	(929,796)

Total Liabilities and Stockholders' Equity Deficit)	$1,993,837	$1,249,109

See accompanying notes to financial statements

XIOM, Corp.
Consolidated Statements of Operations

	For The Six Months Ended March 31,		For The Three Months Ended March 31,
	2008	2007	2008	2007
	(As Restated)		(As Restated)

Sales	$918,973	$356,314	$609,692	$166,139

Cost of Sales	656,399	298,784	410,123	135,559

Gross Profit	262,574	57,530	199,569	30,580

General and Administrative Expenses	1,842,984	843,116	1,144,657	484,786

Operating Income (Loss)	(1,580,410)	(785,586)	(945,088)	(454,206)

Other Income (Expenses);

Interest Expense	(117,234)	-	(61,823)	-

Net Income (Loss)	$(1,697,644)	$(785,586)	$(1,006,911)	$(454,206)

Basic and Diluted Income (Loss) per Share	$(0.20)	$(0.11)	$(0.11)	$(0.06)

Weighted Average Number of Shares Outstanding, Basic and Diluted	8,615,776	7,461,765	8,766,556	7,708,261

See accompanying notes to financial statements

XIOM, Corp.
Consolidated Statement of Stockholders' Equity (Deficit)
For The Six Months Ended March 31, 2008

	Common Stock		Additional	Retained	Total
	Number of	Par	Paid-In	Earnings	Shareholders'
	Shares	Value	Capital	(Deficit)	Equity (Deficit)

Balance, September 30, 2007 (as restated)	7,642,945	764	3,481,454	(4,412,014)	(929,796)

Option grants in October 2007			123,917		123,917

Shares issued for services during the quarter ended December 31, 2007	250,000	25	299,975		300,000

Shares issued for Accrued Expenses	48,000	5	71,995		72,000

Options exercised against Accrued Compensation and Accrued Accounting Fees	82,000	8	77,992		78,000

Shares issued for Convertible Note	269,791	27	249,973		250,000

Shares issued for services during the quarter ended March 31, 2008	433,000	43	431,707		431,750

Shares issued for Accrued Expenses	5,000	1	7,499		7,500

Option grants in February 2008			226,080		226,080

Shares issued to buy out distributor contract	25,000	3	24,997		25,000

Shares issued for investment in wholly-owned subsidiary	156,433	15	132,485		132,500

Private placements of common stock	388,136	39	418,961		419,000

Subscription for common stock			(25,000)		(25,000)

Net (Loss) for the six months ended March 31, 2008 (as restated)				(1,697,644)	(1,697,644)

Balance, March 31, 2008 (as restated)	9,300,305	930	5,522,035	(6,109,658)	(586,693)

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

In March 2008, XIOM completed an investment in XIOM – Europe Corp., a Delaware corporation, whereby the Company issued 156,433 restricted shares of common stock, valued at $132,500, and paid $75,500 to the shareholders of XIOM – Europe Corp in exchange for 100% of the issued and outstanding shares held by them. As of March 31, 2008, XIOM – Europe Corp. is a wholly-owned subsidiary of XIOM. XIOM-Europe Corp. owns less than a 50% interest in a joint venture located in the United Kingdom that has had minimal activity since inception

The $176,352 excess of the $208,000 purchase price over the $31,648 fair value of the identifiable net assets acquired was initially recorded as goodwill. At March 31, 2008, after considering the relevant facts and circumstances, the Company decided to record an impairment charge of $176,352 that reduced the goodwill to $0.

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

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008
(Unaudited)

Total Liabilities	$1,910,131	-	$1,910,131

Common Stock, Subject To Rescission Rights	670,399	-	670,399

Common Stock	930	-	930
Additional Paid-in Capital	5,582,035	(60,000)	5,522,035
Retained Earnings (Deficit)	(5,937,092)	(172,566)	(6,109,658)

Total Stockholders’ Equity (Deficit)	(354,127)	(232,566)	(586,693)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,226,403	$(232,566)	$1,993,837

The effect of the restatement adjustments on the Statement of Operations for the three month period ended March 31, 2008 is as follows;

	As Previously
	Reported	Adjustments	As Restated

Gross Profit	$199,569	-	$199,569
Selling, General and Administrative Expenses	969,169	175,488	1,144,657

Operating Income (Loss)	(769,600)	(175,488)	(945,088)
Other Income (Expense)	(61,823)	-	(61,823)

Net Income (Loss)	$(831,423)	$(175,488)	$(1,006,911)

Basic and Diluted Income (Loss) Per Share	$(0.09)	$(0.02)	$(0.11)

The effect of the restatement adjustments on the Statement of Operations for the six months ended March 31, 2008 is as follows;

	As Previously
	Reported	Adjustments	As Restated

Gross Profit	$262,574	-	$262,574
Selling, General and Administrative Expenses	1,668,360	174,624	1,842,984

Operating Income (Loss)	(1,405,786)	(174,624)	(1,580,410)
Other Income (Expense)	(117,234)	-	(117,234)

Net Income (Loss)	$(1,523,020)	$(174,624)	$(1,697,644)

Basic and Diluted Income (Loss) Per Share	$(0.18)	$(0.02)	$(0.20)

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

General and administrative expenses increased by approximately $1,000,000 when comparing the first six months of fiscal 2008 to the first six months of fiscal 2007. This increase was primarily due to additional financial and business development consulting expenses as well as the value of certain option grants recorded as additional compensation and consulting expense, which were all primarily non-cash in nature.

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

General and administrative expenses increased by approximately $660,000 when comparing the second quarter of fiscal 2008 to the second quarter of fiscal 2007. This increase was primarily due to additional financial and business development consulting expenses as well as the value of certain option grants recorded as additional compensation and consulting expense, which were all primarily non-cash in nature.

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