Form 10-Q/A
period 2008-06-30
XIOM CORP
filed 2009-01-12
CIK 1160479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-QSB/A-2
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
subject to rescission rights)	951	764
Additional Paid-In Capital	5,869,518	3,481,454
Retained Earnings (Deficit)	(6,530,153)	(4,412,014)

Total Stockholders' Equity (Deficit)	(659,684)	(929,796)

Total Liabilities and Stockholders' Equity (Deficit)	$2,298,067	$1,249,109

See accompanying notes to financial statements

XIOM, Corp.
Consolidated Statements of Operations

	For The Nine Months Ended		For The Three Months Ended
	June 30,		June 30,

	2008	2007	2008	2007
	(As Restated)		(As Restated)

Sales	$1,822,299	$606,995	$903,327	$256,211

Cost of Sales	1,113,473	470,437	458,027	174,245

Gross Profit	708,826	136,558	445,300	81,966

General and Administrative Expenses	2,622,273	1,376,285	779,289	538,836

Operating Income (Loss)	(1,913,447)	(1,239,727)	(333,989)	(456,870)

Other Income (Expenses);

Loss on investment in joint venture	-	(6,525)	-	(6,525)
Interest Expense	(205,525)	(9,315)	(88,291)	(9,315)
Interest Income	833	-	833	-

Net Income (Loss)	$(2,118,139)	$(1,255,567)	$(421,447)	$(472,710)

Basic and Diluted Income (Loss) per Share	$(0.23)	$(0.16)	$(0.04)	$(0.06)

Weighted Average Number of Shares Outstanding, Basic and Diluted	9,053,514	7,641,019	9,928,991	7,990,150

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

XIOM Corp.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008
(Unaudited)

The effect of the restatement adjustments on the Statement of Operations for the three month period ended June 30, 2008 is as follows;

	As Previously
	Reported	Adjustments	As Restated

Gross Profit	$445,300	-	$445,300
Selling, General and Administrative Expenses	780,153	(864)	779,289

Operating Income (Loss)	(334,853)	864	(333,989)
Other Income (Expense)	(87,458)	-	(87,458)

Net Income (Loss)	$(422,311)	$864	$(421,447)

Basic and Diluted Income (Loss) Per Share	$(0.04)	$(0.00)	$(0.04)

The effect of the restatement adjustments on the Statement of Operations for the nine months ended June 30, 2008 is as follows;

	As Previously
	Reported	Adjustments	As Restated

Gross Profit	708,826	-	708,826
Selling, General and Administrative Expenses	2,448,513	173,760	2,622,273

Operating Income (Loss)	(1,739,687)	(173,760)	(1,913,447)
Other Income (Expense)	(204,692)	-	(204,692)

Net Income (Loss)	$(1,944,379)	$(173,760)	$(2,118,139)

Basic and Diluted Income (Loss) Per Share	$(0.21)	$(0.02)	$(0.23)

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

General and administrative expenses increased by approximately $1,246,000 when comparing the first nine months of fiscal 2008 to the first nine months of fiscal 2007. This increase was primarily due to additional financial and business development services and consulting expenses as well as the value of certain option grants recorded as additional compensation and consulting expense totaling approximately $1,060,000, which were all primarily non-cash in nature. The need to incur these types of non-cash expenses is expected to be significantly reduced in the future.

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

/s/ Andrew_B. Mazzone
Andrew B. Mazzone
Chief Executive Officer &
Chief Financial Officer
(Principal Executive Officer)