Form 10KSB
period 2008-09-30
XIOM CORP
filed 2009-01-13
CIK 1160479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the fiscal year ending September 30, 2008

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

The issuer’s revenues for its most recent fiscal year:  $2,370,933

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of January 9, 2009 was approximately $1,407,361

The number of shares of Common Stock outstanding as of January 9, 2009 was: 12,758,909

Transitional Small Business Disclosure Format (check one): Yes ☐;  No ☒

XIOM CORP.
ANNUAL REPORT ON FORM 10-KSB

For Fiscal Year Ended September 30, 2008

INDEX

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

Two major advances account for XIOM’s coating technology:

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

PLAN OF OPERATIONS

Liquidity, Capital Resources and Operations:

During the fiscal years ended September 30, 2008 and 2007, net cash used by operating activities was $1,119.031 and $941,137 respectively. The Company incurred net losses of $2,984,628 and $2,721,651 for the fiscal years ended September 30, 2008 and 2007, respectively. Additionally, at September 30, 2008, the Company had a Stockholders’ Deficit of $796,876.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operations, it will need to seek financing from outside sources.  To this end, the Company is constantly pursuing private debt and equity sources.  However, there is no assurance that any future financing, if successful, will be sufficient to allow the Company to operate profitably or successfully. It is also the intention of the Company’s management to improve profitability by significantly increasing sales of its patented thermal spray process in fiscal 2009 while maintaining reasonable levels general and administrative expenses as the company grows.

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

Results of Operations:

For the Fiscal Years Ended September 30, 2008 vs. September 30, 2007

For the fiscal year ended September 30, 2008, the Company had $2,370,933 in sales and cost of sales of $1,483,288. This is in comparison to total sales of $933,194 and cost of sales of $755,380 for fiscal year ended September 30, 2007. . Gross profit for fiscal 2008 was $887,645 or 37%, an increase of $709,831 or 400% compared to the gross profit in fiscal 2007 of $177,184 or 19%.  This increase in sales and gross profit in fiscal 2008 results primarily from a significant increase in system and powder sales compared to fiscal 2007.

General and administrative expenses increased from $2,509,724 in fiscal 2007 to $3,544,827 in fiscal 2008 by $1,035,103 or 41%.  This increase was due to additional consulting engineering expense to refine the thermal spray process and coatings, as well as financial consulting related to money raising activities, marketing expenses and general overhead increases necessary to accommodate the anticipated customer demand for the Company’s products.

Other expense decreased from $389,741 in fiscal 2007 to $327,446 in fiscal 2008.  This decrease of 62,295 or 16% was due to the absence of $311,044 in losses on joint venture investments offset by an increase of $248,749 in interest expense due to the Company's increased use of debt for financing purposes in fiscal 2008.

The net loss increased from $2,721,651($0.35 per share) in fiscal 2007 to $2,984,628 ($0.31 per share) in fiscal 2008. This increase of $262,977 or 10% was primarily related to the increase in gross profits offset by the increase in general and administrative expenses described above.

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

Employees:

As of December 31, 2008, we employed approximately 16 persons.  None of our employees are covered by collective bargaining agreements.  We believe that our relations with or employees are good.

Item 2. Description of Property

XIOM leases approximately 7,000 square feet of manufacturing and warehouse facility in West Babylon, New York pursuant to a four-year lease at $5,000 per month. This location also serves as Corporate Headquarters. In addition, the Company leases a 2,000 square foot training and testing facility adjacent to the above space on a month-to-month basis for $1,300 per month. Rent expense for fiscal 2008 and 2007 was approximately $94,600 and $76,500, respectively. The manufacturing and warehouse facility is adequate for the needs of the Company at this time. However, if it were necessary to expand the manufacturing and warehouse capacity, the Company would need to relocate its facilities, at an additional cost per month. Such location would be relatively easy to locate, however the initial cost of moving might be substantial.

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

Item 4. Submission of Matters to a Vote of Security Holders

In August 2007, the Board of Directors of XIOM, by written consent of the holders in excess of 50% of the voting rights of the shareholders of the Company, approved an increase in the number of authorized shares of common stock from 10,000,000 to 50,000,000. The Certificate of Amendment of Certificate of Incorporation of XIOM CORP dated August 31, 2007 has been previously filed as an attachment to the Annual Report for September 30, 2007 as Exhibit 3(i).

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

General:

The authorized capital stock consists of 50,000,000 shares of common stock, par value $.0001 per share. As of January 9, 2009, there were 12,758,909 shares of Common Stock issued and outstanding. This does not include shares underlying warrants or options yet to be exercised. The following summary description of the Common Stock is qualified in its entirety by reference to the Company's Certificate of Incorporation and all amendments thereto.

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

Price Ranges of XIOM CORP. Common Stock:

Market Information:

The Company’s Common Stock is traded on the NASD OTC Bulletin Board under the symbol “XMCP.OB” commencing on or about December 18, 2006.

There is currently a limited trading market for the Company’s Common Stock with the price being very volatile.  The following table shows the reported high and low closing prices per share for our common stock through September 30, 2008.  Since that date through January 9, 2009, the the closing price per share has been between $0.12 and $0.75.

	High	Low
Fiscal 2008:
Fourth quarter	$1.81	$0.52
Third quarter	2.19	1.50
Second quarter	2.90	1.05
First quarter	1.60	1.05

Fiscal 2007:
Fourth quarter	1.60	1.05
Third quarter	1.90	1.01
Second quarter	3.35	0.60
First quarter	1.70	1.60

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

XIOM, Corp.’s plans for the next twelve months:

XIOM plans to move into an expansion phase have been adversely affected by the weakened economy during fiscal 2008 and such plans are expected to be further adversely affected by the continued weakening of the economy during the beginning of fiscal 2009.

During the first quarter of fiscal 2008, the Company introduced its XIOM 5000, a high speed spray gun which can apply material five times faster than the XIOM 1000 system each and significantly reduce the cost per square foot of spray coating to less than $1.00 per square foot. During the last two years, over 200 of XIOM’s spray systems were sold. The sales were primarily to customers in North America with 40 systems going to overseas customers.

The Company now offers the XIOM 1000 and XIOM 5000 spray gun in a combination package for $15,000.  The Company expects to sell approximately 100 of these systems on a worldwide basis during fiscal 2009.  However, there can be no assurance that the Company will be able to achieve this target since this will entail a shipping rate approximately equal to what the Company has achieved in the past.  During an expected weak economy in fiscal 2009, training and support which will be required to support a customer base aggregating approximately 300 members as well as supplying the requisite materials used in the spray systems will be a significant economic and logistical challenge for the Company.

The Company’s overhead expense run rate has been decreased to approximately $50,000 per month during the second quarter of fiscal 2009. We have $200,000 of firm contracts in house. Without this contract revenue, the company would need to sell at least 7 of its combination gun packages per month to cover the current monthly overhead expenses.  .

The Company plans to incur patent acquisition expenditures of approximately $50,000 during fiscal 2009.  In the past, the company has issued common stock in exchange for a variety of services resulting in non-cash expenses. The Company in effect traded equity for services rather than cash where it was possible.  The Company expects that it will minimize this strategy on a going forward basis.

The Company has a joint venture in the United States whose purpose is to develop contract revenues from spraying coatings on ship hulls and ship super structures.  This joint venture is with New Bedford Coatings.  The venture has been funded and equipped, and is doing trial coatings for its client at this time.  It is anticipated that significant spray activity will start mid-fiscal 2009.

The Company formed a European distribution arrangement during the second quarter of fiscal 2008.  Through this arrangement, the Company has sold 20 systems to date and has established 6 independent European sub-distributors to date.  The Company plans to maintain its sales efforts in Europe during fiscal 2009.

The Company believes that it has enough funds to only operate for the next 3 months even if it does not sell any systems. The Company bases that statement on the following facts and assumptions:

a)	The Company has received a contract from EMIG to develop and apply thin coatings that attain full cure for within the spray cycle. The contract is for $184,000.

b)	The Company has received a co-funded contract from NYSERDA for $325,000 to install Xiom equipment in an industrial powder coating line to reduce energy costs and the carbon footprint.

The Company is stepping up its efforts in Asia.  To that end, it has sold a total of 9 systems in Japan, Korea and China.  Sales to these countries were made in the last 180 days.  The Company is not in able to accurately forecast sales for fiscal 2009 for these countries.The Company does not have sufficient cash resources and revenue to adequately support overseas marketing plans for the foreseeable future. Therefore, without increasing revenues or acquiring additional capital, it is likely that our current overseas marketing plans will have to proceed at a slower rate.

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

Item 7.       Financial Statements

Index To Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 30, 2008 and 2007	F-3

Consolidated Statements of Operations for the years ended
September 30, 2008 and 2007	F-4

Consolidated Statements of Changes in Stockholders’ Equity
(Deficit) for the years ended September 30, 2008 and 2007	F-5

Consolidated Statements of Cash Flows for the years ended
September 30, 2008 and 2007	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of XIOM Corp.:

I have audited the accompanying consolidated balance sheets of XIOM Corp. and subsidiary (the Company) as of September 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity(deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XIOM Corp. and subsidiary as of September 30, 2008 and 2007 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company has incurred losses for the years ended September 30, 2008 and 2007 and has a deficiency in stockholders’ equity at September 30, 2008. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
January 12, 2009

XIOM Corp.
Consolidated Balance Sheets
As of September 30, 2008 and 2007

	2008	2007
Assets
Current Assets
Cash and Cash Equivalents	$289,857	$312,718
Accounts Receivable, Net of Allowance for Doubtful Accounts of $30,000 and $40,000, respectively	158,232	115,854
Inventory	307,107	174,234
Loan Receivable	153,125	-
Prepaid Expenses	16,816	13,073
Other Current Assets	17,200	55,660

Total Current Assets	942,337	671,539

Fixed Assets, Net of Accumulated Depreciation & Amortization	215,343	203,697

Other Assets
Intangible Assets, Net of Accumulated Amortization	433,040	343,353
Retainage Receivable	47,288	23,705
Security Deposits	11,445	6,815

Total Other Assets	491,773	373,873

Total Assets	$1,649,453	$1,249,109

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable and Accrued Expenses	$656,903	$560,998
Convertible Note Payable	-	250,000
Notes Payable	12,702	51,143

Total Current Liabilities	669,605	862,141

Long-Term Liabilities
Convertible Notes Payable, Net of Unamortized Discounts	1,090,888	636,590
Shareholder Loan	15,437	9,775

Total Liabilities	1,775,930	1,508,506

Common Stock, Subject To Rescission Rights	670,399	670,399

Stockholders' Equity (Deficit)
Common Stock, $.0001 Par Value, 50,000,000 authorized shares, 10,425,000 and 7,642,945 shares, respectively, issued and outstanding (excluding 563,718 shares subject to rescission rights)	1,043	764
Additional Paid-In Capital	6,598,723	3,481,454
Retained Earnings (Deficit)	(7,396,642)	(4,412,014)

Total Stockholders' Equity (Deficit)	(796,876)	(929,796)

Total Liabilities and Stockholders' Equity Deficit)	$1,649,453	$1,249,109

See accompanying notes to financial statements

XIOM Corp.
Consolidated Statements of Operations
For The Years Ended September 30, 2008 and 2007

	2008	2007

Sales	$2,370,933	$933,194

Cost of Sales	1,483,288	755,380

Gross Profit	887,645	177,814

Selling, General and Administrative Expenses	3,544,827	2,509,724

Operating Income (Loss)	(2,657,182)	(2,331,910)

Other Income (Expenses);

Loss on Joint Venture Investments	-	(311,044)
Interest Expense	(327,446)	(78,697)

Total Other Income (Expenses)	(327,446)	(389,741)

Net Income (Loss)	$(2,984,628)	$(2,721,651)

Basic and Diluted Income (Loss) per Share	$(0.31)	$(0.35)

Weighted Average Number of Shares Outstanding, Basic and Diluted	9,486,008	7,752,047

See accompanying notes to financial statements

XIOM Corp.
Consolidated Statements of Stockholders' Equity (Deficit)
For The Years Ended September 30, 2008 and 2007

	Common Stock		Additional	Retained	Total
	Number of	Par	Paid-In	Earnings	Shareholders'
	Shares	Value	Capital	(Deficit)	Equity (Deficit)

Balance, September 30, 2006	6,532,255	653	1,444,415	(1,690,363)	(245,295)

Issuance of Common Stock for Consulting Services	449,820	46	661,220		661,266

Issuance of Common Stock for Sales Commissions	8,679	1	13,018		13,019

Issuance of Common Stock for the purchase of a thermal spray technology (as restated)	75,000	8	74,992		75,000

Issuance of Common Stock related to a private placement agreement penalty	25,000	3	(3)		-

Issuance of Common Stock for equity investments in joint ventures and related stock option	250,000	25	324,975		325,000

Common Stock Warrants exercised in exchange for Note Payable	13,334	1	9,999		10,000

Private placements of Restricted Common Stock	54,889	5	78,295		78,300

Exercise of Common Stock Warrants	67,301	6	50,469		50,475

Issuance of Common Stock to repay Notes Payable	30,000	3	29,997		30,000

Options exercised in exchange for Accrued Compensation, Shareholder Loan and Accrued Consulting Fees	146,667	14	139,986		140,000

Purchase and retirement of Treasury Shares	(10,000)	(1)	(13,999)		(14,000)

Value of stock options granted during the year			286,223		286,223

Value of Warrants attached to Convertible Notes			143,672		143,672

Beneficial conversion feature of Convertible Notes			238,195		238,195

Net (Loss) for the year ended September 30, 2007				(2,721,651)	(2,721,651)

Balance, September 30, 2007	7,642,945	764	3,481,454	(4,412,014)	(929,796)

XIOM Corp.
Consolidated Statements of Stockholders' Equity (Deficit)
For The Years Ended September 30, 2008 and 2007

	Common Stock		Additional	Retained	Total
	Number of	Par	Paid-In	Earnings	Shareholders'
	Shares	Value	Capital	(Deficit)	Equity (Deficit)

Balance, September 30, 2007	7,642,945	764	3,481,454	(4,412,014)	(929,796)

Option grants in October 2007			123,917		123,917

Shares issued for services during the quarter ended December 31, 2007	250,000	25	299,975		300,000

Shares issued for Accrued Expenses	48,000	5	71,995		72,000

Options exercised against Accrued Compensation and Accrued Accounting Fees	82,000	8	77,992		78,000

Shares issued for Convertible Note	269,791	27	249,973		250,000

Shares issued for services during the quarter ended March 31, 2008	433,000	43	431,707		431,750

Shares issued for Accrued Expenses	5,000	1	7,499		7,500

Option grants in February 2008			226,080		226,080

Shares issued to buy out distributor contracts	51,000	5	50,995		51,000

Shares issued for equity investment	156,433	16	132,484		132,500

Private placements of common stock	388,136	39	418,961		419,000

Shares issued for Accrued Interest due on Convertible Notes	44,185	4	48,600		48,604

Shares issued for services during the quarter ended June 30, 2008	33,750	4	36,246		36,250

Exercise of Common Stock Warrants	26,500	3	29,147		29,150

Conversion of Convertible Notes	40,000	4	59,996		60,000

Finders fee related to Convertible Note	25,000	3	19,997		20,000

Value of Warrants attached to Convertible Note			132,275		132,275

Shares issued for Accrued Expenses	34,801	3	52,199		52,202

Shares issued for Accrued Interest due on Convertible Note	8,959	1	10,481		10,482

Conversion of Officers' Convertible Notes	804,908	80	547,258		547,338

Issuance of Common Stock to repay Note Payable	19,925	2	13,498		13,500

Options exercised against Accrued Compensation and Accrued Accounting Fees	60,667	6	75,994		76,000

Net (Loss) for the year ended September 30, 2008				(2,984,628)	(2,984,628)

Balance, September 30, 2008	10,425,000	1,043	6,598,723	(7,396,642)	(796,876)

See accompanying notes to financial statements

XIOM Corp.
Consolidated Statements of Cash Flow
For The Years Ended September 30, 2008 and 2007

	2008	2007
Cash Flows from Operating Activities:

Net Income (Loss)	$(2,984,628)	$(2,721,651)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	67,597	45,391
Increase in Allowance for Doubtful Accounts	30,000	35,000
Issuance of Shares for Services	992,000	661,266
Issuance of Shares for Accrued Interest	39,263	-
Value of Stock Option Grants	349,997	286,223
Amortization of Convertible Note Discounts	206,573	47,557
Loss on Investment in Wholly-Owned Subsidiary	176,352	-
Loss on Joint Venture Investments	-	311,044
Issuance of Shares for Sales Commissions	14,702	13,019
Issuance of Shares to Buy-out Distributor Agreements	51,000	-
Changes in operating assets and liabilities:
Accounts Receivable, Net	(42,378)	(24,663)
Inventory	(132,873)	(119,434)
Prepaid Expenses	2,506	86,305
Other Current Assets	(3,040)	(53,184)
Retainage Receivable	(23,583)	(1,328)
Security Deposits	(4,630)	-
Accounts Payable and Accrued Expenses	142,111	393,318
Accrued Compensation, Before Non-Cash Adjustments	-	100,000

Total Adjustments	1,865,597	1,780,514

Net cash provided (used) in operating activities	(1,119,031)	(941,137)

Cash Flows from Investing Activities:
Purchase of Additional Overseas Patents	(114,507)	(121,645)
Purchase of Fixed Assets	(54,423)	(133,398)
Additional Investments in Joint Ventures	-	(96,044)
Investment in Wholly-Owned Subsidiary, Net	(43,852)	-
Loan Receivable	(111,625)	-

Net cash provided (used) by investing activities	(324,407)	(351,087)

Cash Flows from Financing Activities:
Sale of Restricted Common Stock	419,000	78,300
Exercise of Common Stock Warrants	29,150	50,475
Proceeds from Convertible Notes	460,000	1,220,900
Proceeds from Officer' Convertible Notes	545,206	-
Proceeds from(repayment of) Notes Payable, Net	(38,441)	37,565
Proceeds from exercise of Stock Option	-	110,000
Purchase of Treasury Shares	-	(14,000)
Proceeds from (repayment of) Shareholder Loan, Before Non-Cash Adjustments	5,662	31,207

Net cash provided (used) by financing activities	1,420,577	1,514,447

Net increase (decrease) in cash and cash equivalents	(22,861)	222,223

Cash & Cash Equivalents, Beginning of Period	312,718	90,495

Cash & Cash Equivalents, End of Period	$289,857	$312,718

Supplemental Disclosures:

Non-Cash Financing and Investing Activities:
Issuance of shares for equity investments	$132,500	$215,000
Options exercised in exchange for Accrued Compensation, Shareholder Loan and Accrued Professional Fees	$154,000	$140,000
Issuance of shares upon conversion of Convertible Notes	$310,000	-
Issuance of shares upon conversion of Officers' Notes	$547,338	-
Issuance of shares for Accrued Expenses	$115,000	-
Issuance of shares for Accrued Interest	$59,086	-
Issuance of shares to buy-out distributor agreements	$51,000	-
Issuance of Shares for Services	$992,000	$661,266
Value of Stock Option Grants	$349,997	$286,223
Issuance of shares for Sales Commissions	$14,702	$13,019
Issuance of shares to repay Notes Payable	-	$30,000
Issuance of shares for purchase of Thermal Spray Technology	-	$75,000
Note payable as consideration for warrants exercised	-	$10,000

Interest and Taxes Paid:
Interest Expense	43,749	-
Income Taxes	-	-

See accompanying notes to financial statements

XIOM Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended September 30, 2008 and 2007

1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The percentage of revenues derived from sales orders and long-term contracts for fiscal 2008 and 2007 was 87% and 13%, respectively, and 88% and 12%, respectively.

Revenue derived from the sale of spray systems and powders for fiscal 2008 and 2007 was $1,802,578 and $267,754, respectively, and $687,269 and $134,088, respectively.

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

FOREIGN CURRENCY TRANSLATION

For future foreign subsidiaries, where the functional currency is other than the U.S. Dollar, revenue and expense accounts will be translated at the average rates during the period, and the balance sheet items will be translated at period end rates. Translation adjustments arising from the use of differing exchange rates from period to period will be included as a component of Stockholders’ Equity. Gains and losses from foreign currency transactions are included in Net Income. In the years ended September 30, 2008 and 2007, all foreign sales were transacted in U.S. dollars.

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

2)           INVENTORY

Inventory consisted of the following as of September 30, 2008 and 2007:

	2008	2007

Parts and Supplies	$163,922	$73,609
Coating Powders	99,415	81,264
Finished Goods	43,770	19,361

Total Inventory	$307,107	$174,234

The Company has determined that a reserve for obsolete, or slow moving, inventory is not required because the assembly of the spray system and the blending of powders is done based on actual sales orders and not for the shelf.

As of September 30, 2008, there were approximately 82 days inventory of Part and Supplies necessary to build the spray system and approximately 192 days inventory of unblended Coating Powders based on sales for fiscal 2008.  The level of unblended Coating Powder inventory was determined necessary in order to meet the demand related to spray systems sold in fiscal 2008 and prior, as well as anticipated powder sales related to new system sales in fiscal 2009. The Finished Goods inventory at the respective balance sheet dates represents completed systems and blended powders related to specific sales orders that were shipped subsequent to the balance sheet dates.

3)           FIXED ASSETS

Fixed assets consisted of the following as of September 30, 2008 and 2007:

	Estimated useful
	Life – years	2008	2007

Machinery and equipment	5-10	$116,497	$105,882
Vehicles	3-5	28,411	28,411
Office Equipment	3-5	24,642	20,053
Furniture and Fixtures	5-7	12,430	9,254
Computer Software	5-7	27,861	23,859
Leasehold improvements	5-31.5	112,455	80,414
		322,296	267,873
Less accumulated depreciation and amortization		(106,953)	(64,176)

Net property and equipment		$215,343	$203,697

Fixed asset depreciation and amortization for the years ended September 30, 2008 and 2007 was $42,777 and 28,654, respectively.

4)           INTANGIBLE ASSETS

Intangible assets consisted of the following as of September 30, 2008 and 2007:

	2008	2007

Patents pending related to the low temperature, low speed, thermal spray gun, control unit and powder feeder;

Acquisition cost of technology in August of 2004	$122,500	$122,500
Additional legal fees and expenses	294,339	179,777

Technology related to the high temperature, high speed thermal spray technology acquired from an officer in February 2007	75,000	75,000

Total acquisition cost	491,839	377,277

Less: Accumulated Amortization	(58,799)	(33,924)

Intangible Assets, Net	$433,040	$343,353

 The patents pending and technology acquired are amortized using the straight-line method over their estimated economic life of seventeen (17) years.

Amortization expense for the years ended September 30, 2008 and 2007 was $24,875 and $16,737, respectively. Amortization expense for each of the succeeding five fiscal years ending September 30, 2009 through 2013 is expected to be approximately $30,000, which will increase as additional patent expenses are incurred in the future.

During fiscal 2008 and 2007, the Company applied for, and received, additional domestic and overseas patents pending for the thermal spray technology and process related to the low temperature, low speed, thermal spray gun, modular control unit and material powder feeder. Legal fees and expenses incurred to obtain these patents totaled $114,507 and $121,645 in fiscal 2008 and 2007, respectively.

In February 2007, one of the officers, who is also a shareholder, sold his entire interest in a certain spray technology he previously acquired personally from HV Plastic Spray Systems, Inc., for 75,000 restricted common shares of XIOM. These shares were valued based on the officer’s historical cost basis in the spray technology, which was $75,000.

5)           RETAINAGE RECEIVABLE

Retainage receivable represents the cumulative amount held-back from each percentage-of-completion billing pursuant to long-term contracts. Such amounts will be paid to the Company upon the completion of each contract and final customer approval..

6)           INVESTMENT IN WHOLLY-OWNED SUBSIDIARY

In March 2008, XIOM completed an investment in XIOM – Europe Corp., a Delaware corporation, whereby the Company issued 156,433 restricted shares of common stock, valued at $132,500, and paid $75,500 to the shareholders of XIOM – Europe Corp. in exchange for 100% of the issued and outstanding shares held by them. Since March 2008, XIOM – Europe Corp. has been a wholly-owned subsidiary of XIOM. XIOM-Europe Corp. owns less than a 50% interest in a joint venture located in the United Kingdom that has had minimal activity since inception.

The $176,352 excess of the $208,000 purchase price over the $31,648 fair value of the identifiable net assets acquired was initially recorded as goodwill. After considering the relevant facts and circumstances, the Company decided to record an impairment charge of $176,352 during the quarter ended March 31, 2008 that reduced the goodwill to $0.

7)           INVESTMENTS IN JOINT VENTURES

During the first six months of fiscal 2007, XIOM established several separate equity interests with joint venture partners in China, Europe, Massachusetts and Kentucky. The Company’s equity interests range from 35% to 45% of the entire legal business entity depending on several factors, including the level of technology to be deployed and the related geography and size of the potential marketplace. The equity interests were acquired by the Company in exchange for a total of 150,000 shares of restricted common stock, the payment of certain direct costs to establish the joint ventures and the delivery of its patented thermal spray technology pursuant to separate master licensing and master operating agreements with each joint venture partner. The Company’s pro-rata share of net income, or loss, from each joint venture is recorded in the books and records utilizing the Equity Method of accounting.

Except for the Massachusetts joint venture, these joint ventures were substantially non-operational as of September 30, 2007 and 2008, and had no reportable operating results for fiscal 2007 and 2008.  In 2007, the Company recognized a loss to the extent that the total investment in each joint venture exceeded its pro-rata share of the net book value of each joint venture at September 30, 2007. This evaluation resulted in the Company recognizing a loss of $311,044 and the establishment of a corresponding reserve for each joint venture investment totaling this amount.

8)           ACCRUED COMPENSATION

Accrued Compensation represents compensation that has been accrued for each of the two operating officers of the Company. The value of their services was determined to be $60,000 each annually for both fiscal 2008 and 2007. During fiscal 2008 and 2007, $120,000 and $120,000, respectively, of Accrued Compensation was used by the two operating officers as consideration for the exercise of certain non-qualified stock options granted to them in March 2005 and March 2006 (See Note 14.).

9)           NOTES PAYABLE

Notes Payable at September 30, 2008 and 2007 aggregated $12,702 and $51,143, respectively, and represent several non-interest bearing demand notes payable to several individuals in varying amounts.

10)        CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consisted of the following as of September 30, 2008 and 2007:

	2008	2007

Convertible Note with a face value of $500,000 maturing March 10, 2010, net of unamortized discount of $145,959 at September 30, 2008	$354,041	-

Convertible Notes with a face value of $1,172,000 and $1,232,000, respectively, maturing April 10, 2012, net of unamortized discount of $375,153 and $595,410 at September 30, 2008 and 2007, respectively	736,847	$636,590

Convertible Note with a face value of $250,000 maturing April 2008	-	250,000

Total	1,090,888	886,590

Less amounts maturing within one year	-	(250,000)

Long term liabilities	$1,090,888	$636,590

a)           Convertible Note With Face Value Of $500,000

In April 2008, XIOM raised gross proceeds of $500,000 related to a separate Convertible Note (“Note”) agreement. The Company recognized net proceeds of $460,000, after considering an 8% Broker/Finder Fee payment of $40,000. In addition, the Company issued 25,000 shares of restricted common stock worth $20,000, 6,250 warrants at an exercise price of $2.00 per share and 5,000 warrants at an exercise price of $2.50 to the Brokers/Finders as additional consideration as per their agreement with the Company. The Note, which matures in March 2010, includes interest at 7% per annum, compounded monthly, payable semi-annually in cash or stock, at the option of the Note holder. Additionally, the Note includes two separate Warrants for 250,000 shares of common stock each, with an exercise price of $1.50 and $1.80 per share, respectively, through March 2013 and are immediately exercisable.  The Note is convertible, in whole or in part, into common shares of XIOM at a price of $1.50 per share at the option of the holder at any time, or upon any 30 day prepayment notice by the Company, until maturity.  The shares underlying the Note and Warrants have specific registration rights, including “piggy-back” registration rights, all at the expense of the Company. Unless earlier converted, the Note will automatically mature and be due and payable on the earlier of (a) the second anniversary of the Note or (b) the closing of a minimum of $5,000,000 of equity and/or, debt financing at a price per share (or conversion price) of not less than $3.00.

The issuance of this Note was accounted for as follows:

Convertible Note - Face Value	$500,000
Broker/Finder fee	(40,000)
Net cash proceeds	460,000
Value attributable to:
Common shares issued to Broker/Finders	(20,000)
Warrants issued to Broker/Finder	(2,275)
Warrants issued to Note Holder	(130,000)
Convertible Note - Net	$307,725

The Company computed the value of the 25,000 shares of restricted common stock issued to the Broker/Finder by the closing price of $2.00 on the day of issuance of the Note discounted by 60% to reflect the restrictions associated with those securities.  The resulting value of $20,000 was recorded as a discount against the Note and a corresponding credit to Common Stock and Additional Paid-In-Capital.

In accordance with Emerging Issues Task Force ("EITF") Issue No. 00-27, the Company computed the value of the 11,250 warrants issued to the Broker/Finder and the 500,000 warrants issued to the Note Holder to aggregate $132,275 and recorded this amount as an increase to Additional Paid-In Capital and a discount against the Convertible Note. The Company valued the Warrants using the Black-Scholes option pricing model. Assumptions used in the calculation included the contractual term of the Warrants as the expected term (five years), a risk free rate of 2.7% and a market price volatility factor of 57%.

The debt discount attributable to the Broker/Finder fees and the value attributable to the common shares and warrants is being amortized as Interest Expense over the two year maturity period of the Convertible Note.

Interest expense related to this note consisted of the following for the years ended September 30, 2008 and 2007:

	2008	2007

Interest	$16,042	-
Amortization of discount	46,316	-
Total	$62,316	-

b)           Convertible Notes With Initial Face Value Of $1,232,000

The Company entered into an investment banking relationship with one of its management and financial consultants in April 2007. It was decided that Convertible Exchangeable Notes (“Notes”) with interest at 7% per annum paid semi-annually and due April 1, 2012 would be sold via a Confidential Private Offering Memorandum (Offering”), with a minimum of $500,000 and a maximum of $3,000,000 to be raised. Each note has a face value of $30,000 and is convertible into 20,000 shares of common stock at a conversion price of $1.50.  In addition, each Note includes 20,000 Warrants with an exercise price of $2.00 per share and 20,000 Warrants with an exercise price of $2.50 per share. Each Warrant is exercisable for one share of the Company’s common stock at its stated exercise price at any time prior to the five year anniversary of its issuance, or is callable by the Company in the event that the Company’s common stock trades at a $5.00 “Bid Price”, or above, for 20 consecutive trading days. Each Note will convert automatically upon the effectiveness of the SEC Registration Statement registering the underlying common shares of the Notes and Warrants. If a Registration Statement is not declared effective within one year from the final closing date of the Offering, then the Note holders may elect to accelerate the maturity date and, in default of payment, shall accrue interest at a default rate of 15% per annum until payment is made.

In May 2007, the Broker had raised gross proceeds of $735,000 and escrow was closed on this initial round of financing. The Company received net proceeds of $635,950, after considering investment banking fees and related costs of $99,050. In addition, the Company issued $73,500 worth of Notes to the Broker as additional consideration as per their agreement with the Company. The second, and final, round of financing closed in June 2007 with net proceeds of $334,950, after considering investment banking fees and related costs of $50,050. In addition, the Company issued $38,500 worth of Notes to the Broker as additional consideration as per their agreement with the Company. In June 2007, XIOM formally closed the Offering and, as required, proceeded to commence the registration of the common shares related to the Notes and the underlying Warrants.

The issuance of these Notes was accounted for as follows:

Convertible Notes - Face Value	$1,232,000
Broker/Finder fees and other expenses	(261,100)
Net cash proceeds	970,900
Value attributable to warrants	(143,672)
Value attributable to beneficial conversion feature	(238,195)
Convertible Notes - Net	$589,033

In accordance with EITF Issue No. 00-27, the Company computed the value of the 1,232,000 warrants issued to aggregate $143,672 and recorded this amount as an increase to Additional Paid-In Capital and a discount against the Convertible Notes. The Company valued the Warrants using the Black-Scholes option pricing model. Assumptions used in the calculation included the contractual term of the Warrants (five years) as the expected term, a risk free rate of 3.5% and a market price volatility factor of 20%.

The debt discount attributable to the Broker/Finder fees, other expenses, and the value attributable to the warrants and the beneficial conversion feature is being amortized as Interest Expense over the five year maturity period of the Convertible Notes.

Interest expense related to these Convertible Notes consisted of the following for the years ended September 30, 2008 and 2007:

	2008	2007

Interest	$86,176	$30,793
Amortization of discount	160,258	47,557
Total	$246,434	$78,350

In October 2008, several Note Holders representing an aggregate principal amount of $720,000 of these Convertible Notes demanded immediate payment thereof as a result of the Registration Statement not being declared effective within one year from the final closing date of the Offering, which was in early June 2007. Pursuant to the Note Agreement, these Note Holders have elected to accelerate the maturity date and, in default of payment, these Notes shall accrue interest at a default rate of 15% per annum from the date of notice until payment of principal and accrued interest is paid in full.

c)           Convertible Note With Face Value Of $250,000

In April 2007, XIOM obtained bridge financing from an investment fund in the amount of $250,000. The Company and the fund agreed to convert this note into 269,791 shares of common stock in March 2008. This note had a term of one year, was non-interest bearing and has “piggy back” registration rights.

d)           Convertible Note With Face Value Of $529,500

During the quarter ended March 31, 2008, the two officers of XIOM sold unregistered shares of common stock that they owned personally in a series of private transactions. Upon completion of these transactions, each officer had sold 240,682 shares for combined gross proceeds of $529,500 that were loaned to the Company. Legal fees for escrow services related to these transactions of approximately $8,700 were incurred by the company. As a result, each officer received a separate Promissory Note (“Note”) in the amount of $264,750. These Notes were payable on demand, including accrued interest at 7% per annum, in shares of restricted common stock of XIOM at a 50% discount to the average closing share price for the three trading days prior to the demand.

During July 2008, these Notes were converted into a total of 804,908 shares of restricted common stock.

11)         SALES TO MAJOR CUSTOMERS AND BY CUSTOMER GEOGRAPHIC AREA

For the fiscal year ended September 30, 2008, the Company had two major customers which accounted for 13% and 11% of total sales. The latter is the Company’s Canadian distributor. These two customers represented 45% and 14%, respectively, of trade accounts receivable as of September 30, 2008.

For the fiscal year ended September 30, 2007, the Company had one major customer that accounted for 15%, of total sales. That customer represented 16% of trade accounts receivable as of September 30, 2007.

Sales by customer geographic area, determined by the customer’s country of origin, are as follows for the years ended September 30, 2008 and 2007:

	2008	2007

United States	$2,105,718	$634,519
Canada	265,215	249,272
United Kingdom	0	49,403

Total	$2,370,933	$933,194

As of September 30, 2008 and 2007, there are no long-lived assets in any foreign operation outside of the United States.

12)         COMMITMENTS AND CONTINGENCIES

LEASES

 The Company leases office, manufacturing and warehouse space pursuant to a four year lease that expires May, 31 2010 for approximately $5,000 per month. In addition, the Company leases a training and testing facility adjacent to the above space on a month-to-month basis for $1,300 per month. Rent expense for fiscal 2008 and 2007 was approximately $94,600 and $76,500, respectively.

13)         COMMON STOCK

Common Stock is as follows:	As of September 30,
	2008	2007

Common Stock, $.0001 par value, shares authorized	50,000,000	50,000,000
Shares issued and outstanding, including 563,718 shares subject to rescission rights	10,988,718	8,206,663
Par Value	$1,099	$821

In August 2007, the Board of Directors of XIOM, by the written consent of the holders in excess of 50% of the voting rights of the shareholders of the Company, approved an increase in the number of authorized shares of common stock from 10,000,000 to 50,000,000 shares.

During fiscal 2008 and 2007, the Company issued 804,551 and 458,499 shares, respectively, of restricted common stock to several vendors as consideration for engineering consulting, merger and acquisition consulting, marketing services, management services and sales commissions provided during each fiscal year. These shares were issued based on the fair market value of the services provided and converted at the estimated fair market value of the common stock on the date of each issuance.

In December 2006 and February 2007, the Company completed separate private placement offerings in which it sold and issued 41,000 shares and 13,889 shares, respectively, of restricted common stock at a price of $1.30 per share and $1.80 per share, respectively, which approximated the fair market value on the date of each issuance. In addition, the stockholders that purchased these shares also received a warrant to purchase one share of common stock for each share they purchased. Each warrant had an exercise price of $1.30 per share and $1.80 per share, respectively, and a term of one year.

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

During fiscal 2006, the Company sold and issued, in two separate private placements, 563,718 shares of restricted common stock for a total of $670,399. Because these shares were issued during, but not included in, the Company’s SB-2 registration statement that became effective in October 2006, such shares are subject to rescission rights by the shareholders who purchased these shares. Common stock, subject to rescission rights, has not been included in Stockholders’ Equity, but has been disclosed separately on the face of the balance sheet (See Note 17).

In January and June 2008, the Company issued 25,000 and 26,000 shares of restricted common stock, respectively, to buy-out two separate exclusive distributor agreements.

In March 2008, as further discussed in Note 10(c), the Convertible Note with a face value of $250,000 was converted into 269,791 shares of restricted common stock.

In March 2008, the Company sold and issued 388,136 shares of restricted common stock in separate private placement offerings at a price between $.94 and $1.05 per share, which approximated the fair market value on the date of each issuance.

In March 2008, as further described in Note 6, the Company completed an investment in XIOM – Europe Corp. whereby the Company issued 156,433 restricted shares of common stock valued at $132,500,

In April 2008, several Convertible Note holders elected to receive a total of 44,185 restricted common shares in lieu of payment for accrued interest due them as of April 1, 2008 of approximately $48,600. These shares were issued at a price of $1.10 per share, which approximated the fair market value on April 1, 2008.

In April 2008, the Company issued 26,500 shares of restricted common stock upon the exercise of certain warrants that resulted in total proceeds of $29,150 being remitted to the Company.

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

In July 2008, the holder of the Convertible Note elected to receive a total of 8,959 restricted common shares in lieu of payment for accrued interest due him as of July 31, 2008 of approximately $10,482. These shares were issued at a price of $1.17 per share, which approximated the fair market value, less a 10% discount, on July 29, 2008.

In August 2008, an employee holding a Promissory Note (“Note”) in the amount of $13,500 each, exercised their right to convert the Note and demanded that payment be made, including accrued interest at 7% per annum, in shares of restricted common stock of XIOM at a 50% discount to the average closing share price for the three trading days prior to the demand date, which was July 21st. This resulted in 19,925 shares of restricted common stock being issued at a discounted price of $.68 per share.

14)         STOCK OPTIONS

In September 2006, one principal in the Kentucky joint venture received an option to purchase 100,000 shares of restricted common stock at $1.10 per share as consideration for his services in establishing and setting up a separate corporation as a master licensee of XIOM. The option was fully vested and was exercisable, in whole or in part, at the sole discretion of the grantee through August 31, 2008. The value of this option was determined based on a calculated value method using the historical volatility of the industry sector index related to the small-cap version of the Industrial Suppliers sub-sector, within Support Services for Industrial Goods and Services. Specifically, the Company used the Black-Scholes option-pricing formula, which produced a value of $.16 per option share. This resulted in the Company recording an additional investment in the Kentucky joint venture of $16,000 for fiscal 2006 that was treated as Additional Paid-In Capital. Assumptions used in the calculation included the contractual life of the option as the expected term, a risk free rate of 3.5% and a market price volatility factor of 20%. This option was exercised in full and 100,000 shares of restricted common stock were issued in December 2006 in exchange for the entire exercise price of $110,000.

In October 2006, XIOM granted three separate options to purchase a total of 350,000 shares of restricted common stock at a price of $1.75 per share, which approximates the fair market value on the date of the grant. The two operating officers, who are also shareholders, each received an option to purchase 150,000 restricted common shares and a consultant to the company received an option to purchase 50,000 restricted common shares as partial consideration for providing accounting services for fiscal 2007. The options are fully vested and are exercisable, in whole or in part, at the sole discretion of the grantee through October 14, 2011 and may not be assigned, or otherwise transferred. The value of the options was determined based on a calculated value method using the historical volatility of the industry sector index related to the small-cap version of the Industrial Suppliers sub-sector, within Support Services for Industrial Goods and Services. Specifically, the Company used the Black-Scholes option-pricing formula, which produced a value of approximately $.17 per option share. This resulted in the Company recording an additional compensation and consulting expense of approximately $60,000 that was treated as Additional Paid-In Capital. Assumptions used in the calculation included the contractual life of the option as the expected term, a risk free rate of 3.5% and a market price volatility factor of 20%.

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

In July 2007, XIOM granted four separate options to purchase a total of 250,000 shares of restricted common stock at a price of $1.25 per share, which approximates the fair market value on the date of the grant. The two operating officers, who are also shareholders, and a consultant, who provides engineering services, each received an option to purchase 75,000 restricted common shares and another consultant to the company received an option to purchase 25,000 restricted common shares as partial consideration for providing accounting services for fiscal 2007. The options are fully vested and are exercisable, in whole or in part, at the sole discretion of the grantee through July 5, 2012 and may not be assigned, or otherwise transferred. The Company used the Black-Scholes option-pricing formula, which produced a value of approximately $.37 per option share. This resulted in the Company recording an additional compensation and consulting expense of approximately $91,000 that was treated as Additional Paid-In Capital. Assumptions used in the calculation included the contractual life of the option as the expected term, a risk free rate of 3.5% and a market price volatility factor of 76%.

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

In February 2008, XIOM granted an option to a financial consultant to purchase a total of 300,000 shares of restricted common stock at a price of $1.05 per share, which approximates the fair market value on the date of the grant. The options are fully vested and are exercisable, in whole or in part, at the sole discretion of the grantee through February 18, 2013 and may not be assigned, or otherwise transferred. The Company used the Black-Scholes option-pricing formula, which produced a value of approximately $.28 per option share. This resulted in the Company recording an additional consulting expense of approximately $85,000 that was treated as Additional Paid-In Capital. Assumptions used in the calculation included the contractual life of the option as the expected term, a risk free rate of 3.5% and a market price volatility factor of 64%.

In February 2008, XIOM granted four separate options to purchase a total of 500,000 shares of restricted common stock at a price of $1.25 per share, which approximates the fair market value on the date of the grant. The two operating officers, who are also shareholders, and a consultant, who provides engineering services, each received an option to purchase 150,000 restricted common shares and another consultant to the company received an option to purchase 50,000 restricted common shares as partial consideration for providing accounting services for fiscal 2008. The options are fully vested and are exercisable, in whole or in part, at the sole discretion of the grantee through February 28, 2013 and may not be assigned, or otherwise transferred. The Company used the Black-Scholes option-pricing formula, which produced a value of approximately $.28 per option share. This resulted in the Company recording an additional compensation and consulting expense of approximately $141,000 that was treated as Additional Paid-In Capital. Assumptions used in the calculation included the contractual life of the option as the expected term, a risk free rate of 3.5% and a market price volatility factor of 64%.

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

In September 2008, the two operating officers, who are also shareholders, partially exercised their March 2005 and March 2006 options, and purchased 20,000 shares of restricted common stock at $.75 per share and 30,000 shares of restricted common stock at $1.50 per share.  Accrued Compensation was off-set and used as consideration for acquiring these option shares. A consultant to the company also partially exercised his March 2006 options and purchased 10,667 shares of restricted common stock at $1.50 per share. Accrued professional fees were off-set and used as consideration for acquiring these option shares.

The following is a summary of the stock option activity for the fiscal years ended September 30, 2008 and 2007:

	2008	2007

Outstanding, beginning of year	1,354,167	670,834
Granted during the year	1,325,000	930,000
Exercised during the year	(142,667)	(246,667)
Forefeited / expired / cancelled	-	-

Outstanding, end of year	2,536,500	1,354,167

Vested and exercisable, end of year	2,536,500	1,354,167

Assumptions used to value stock option grants;

Expected volatility	20%-76%	20%

Weighted average volatility	55%	20%

Expected term (in years)	5.0	5.0

Risk free rate	3.5%	3.5%

Aggregate intrinsic value of vested and exercisable options, end of year	$0	$44,250

Total intrinsic value of options exercised during the year	$86,000	$96,000

Stock options outstanding and exercisable at September 30, 2007 (all non-qualified) consist of:

Granted in
Year Ended	Number Outstanding	Exercise	Expiration
September 30,	and Exercisable	Price	Date

2006	67,500	$0.75	September 30, 2010
2006	214,000	$1.50	February 28. 2011
2007	350,000	$1.75	October 14, 2011
2007	250,000	$1.25	July 5, 2012
2007	300,000	$1.50	August 14, 2012
2007	30,000	$1.25	August 30, 2012
2008	525,000	$1.50	October 15, 2012
2008	300,000	$1.05	February 19, 2013
2008	418,000	$1.25	February 29, 2013

Total	2,536,500

15)         INCOME TAXES

As of September 30, 2008, the Company had net operating and capital loss carryforwards of approximately $5,785,000 and $533,000, respectively, which expire at various dates through 2018 and 2011, respectively.

Changes in the ownership of the Company that have occurred in the past or that could occur in the future may limit the future utilization of these net operating loss and capital loss carryforwards pursuant to federal and state tax statutes and regulations.  The amount of such limitations, if any, have not been quantified by the Company.

At September 30, 2008 and 2007, the Company provided a full valuation allowance against the gross deferred tax asset arising from the net operating and capital loss carry forwards because, in management’s opinion at this time, it is more likely than not, such benefits will not be realized during the respective carryforward periods.

16)         RELATED PARTY TRANSACTIONS

The Shareholder Loan balances of $15,437 and $9,775 at September 30, 2008 and 2007, respectively, represent the net amount owed to one officer/shareholder for monies advanced from time to time to cover the Company’s short-term cash flow needs. This loan is unsecured, non-interest bearing and has no specific term for repayment. During fiscal 2007, the Company converted $20,000 of Shareholder Loan as partial consideration for purchasing 40,000 restricted shares of common stock upon the exercise of certain stock options held by the officer/shareholder.

In February 2007, as further described in Note 13, one of the officers, who is also a shareholder, sold his entire interest in a certain spray technology he previously acquired personally from HV Plastic Spray Systems, Inc., for 75,000 restricted common shares of XIOM.

During the quarter ended March 31, 2008, as further described in Note 10(d), two officers/shareholders loaned a total of $529,500 to the Company and in July 2008 converted such debt into 402,454 shares of restricted common stock.

In October 2007, as further described in Note 14, the Company granted options to two officers/shareholders to purchase a total of 300,000 shares of restricted common stock at a price of $1.50 per share.

In February 2008, as further described in Note 14, the Company granted options to two officers/shareholders to purchase a total of 300,000 shares of restricted common stock at a price of $1.25 per share.

17)         COMMON STOCK, SUBJECT TO RESCISSION RIGHTS

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

18)         GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements as of September 30, 2008, the Company has a total Stockholders’ Deficit of $796,876 and a minimal amount of working capital. Additionally, the Company incurred a Net Loss of $2,984,628 and $2,721,651 for the years ended September 30, 2008 and 2007, respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company will continue seeking to raise money through a series of equity and debt transactions in fiscal 2009.

19)         SUBSEQUENT EVENT

In October 2008, as further described in Note 10(b), several Note Holders representing an aggregate principal amount of $720,000 of the 7% Convertible Notes demanded immediate payment thereof as a result of the Registration Statement not being declared effective within one year from the final closing date of the Offering, which was in early June 2007.

In November 2008, Convertible Notes maturing in April 2012 with face amounts aggregating $232,000 and accrued interest of $8,143 were converted into 320,191 shares of common stock.  As an incentive for the holders of these notes to make this conversion, the conversion price was reduced from $1.50 to $0.75.  Additionally, the exercise prices of warrants issued with those Notes for the purchase of 154,667 shares of common stock at $2.00 per share and 154,667 shares of common stock at $2.50 per share were reduced to $1.00 and $1.25 per share, respectively.

In November 2008, the Company's Board of Directors granted 275,000 shares of common stock to officers, various employees, and external professionals in recognition of service rendered to the Company.  Additionally, the Board also authorized the Company to issue up to 1,175,000 shares to various external professionals in connection with future services.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Changes in Internal Controls over Financial Reporting

Our management, with the participation of the chief executive officer/chief financial officer,  performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) occurred during the period covered by this report. Based on that evaluation, the chief executive officer/chief financial officer concluded that no change occurred in the internal controls over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Name	Age	Position
Andrew B. Mazzone	69	Chairman, President, Chief Accounting/Financial Officer and Promoter
Thomas Gardega	61	Executive Vice President, Director and Promoter

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

Mr. Mazzone has degrees from Babson College, Babson Park, Massachusetts, in finance and an advanced degree in economics, with a specialty in economic history.  Mr. Mazzone devotes 100% of his efforts to the operations of the Company (See “Principal Stockholders”).

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

Code of Ethics

Our board of directors had adopted a code of ethics applicable to persons at our company who are responsible for financial management. A copy of the code of ethics has been previously filed as an attachment to the Annual Report for September 30, 2007 as Exhibit 14.1.

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

Item 10. Executive Compensation

For the fiscal year ended September 30, 2008, the Officers/Directors have been compensated with salaries and other forms of remuneration as set forth below:

Officer/Director Compensation:

Each operating officer is entitled to an annual base salary of $60,000, plus reimbursement for documented out-of-pocket expenses.  The Board of Directors also grants non-qualified options annually to each officer as additional future compensation for services rendered. The timing and extent of such option grants are made at the sole discretion of the Board of Directors and have an exercise price equal to the estimated fair-market-value on the date of the grant.  There is no other compensation given beyond the annual base salaries and option grants.  The following Summary Compensation Table sets forth the compensation for each executive officer for the past three fiscal years ended September 30:

Summary Compensation Table

	Fiscal	Annual	Long-term Compensation;
Name & Position	Year	Salary	Securities Underlying Options

Andrew Mazzone,	2006	$60,000	150,000
Chairman & President	2007	$60,000	225,000
	2008	$60,000	300,000

Thomas Gardega	2006	$60,000	150,000
Executive VP	2007	$60,000	225,000
	2008	$60,000	300,000

The following table details options granted to each executive officer in the last fiscal year ended September 30, 2008:

Option Grants In Last Fiscal Year
		Percent of Total	Exercise
	Number of Shares	Options Granted	Price	Expiration
Name	Underlying Options	To Employees	($/SH)	Date

Andrew Mazzone, Chairman & President	150,000	24%	$1.50	October 15, 2012
	150,000	24%	$1.25	February 19, 2013

Thomas Gardega, Executive Vice President	150,000	24%	$1.50	October 15, 2012
	150,000	24%	$1.25	February 19, 2013

Options Exercised In Last Fiscal Year
		Exercise		Value of Unexercised
	Number of Options	Price	Unexercised	Options
Name	Exercised	($/SH)	Options	($)

Andrew Mazzone	40,000	$1.50	186,667	-0-
Chairman & President	-0-	$1.75	150,000	-0-
	-0-	$1.25	225,000	-0-

Thomas Gardega	60,000	$0.75	-0-	$-0-
Executive VP	-0-	$1.75	150,000	-0-
	10,000	$1.50	365,000	-0-
	-0-	$1.25	150,000	-0-

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of January 9, 2009 with respect to the beneficial ownership of the 13,985,576 outstanding shares of the Company's Common Stock by (i) each person known by the Company to beneficially own five percent or more of the outstanding shares; (ii) the Company's officers and directors; and (iii) the Company's officers and directors as a group.  A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days.

		Percentage of
Identity of Shareholder	Number of Shares	Beneficial Ownership

Andrew B. Mazzone	2,306,031	16.5%
513 Dryden Street
Westbury, NY 11590
President and Director

Thomas Gardega	1,698,258	12.1%
200 Landmark Road
Conway, SC 29527
Executive VP and Director
_____________________
All Officers and Directors as	4,004,289	28.6%
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

 (1)      Filed herewith.

Reports on Form 8-K:

None.

Item 14. Principal Accounting Fees and Services.

Audit Fees.  The aggregate fees billed for professional services rendered by our principal  accountants for the audit of our annual financial statements and review of our quarterly financial statements were $32,500 and $25,000 for fiscal years 2008 and 2007,  respectively.

Audit Related Fees.  None.

Tax Fees.  None

All Other Fees.  None.

During the fiscal years ended September 30, 2008 and 2007, the Registrant did not have an audit committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, XIOM CORP. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on January 13, 2009.

XIOM CORP.

By:	/s/ Andrew Mazzone
Andrew Mazzone, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated:

Signature	Title	Date

/s/ Andrew Mazzone	President, Principal	January 13, 2009
Andrew Mazzone	Accounting/Financial Officer and
Director

/s/ Thomas Gardega	Executive Vice President and	January 13, 2009
Thomas Gardega	Director