Form 10KSB/A
period 2008-09-30
XIOM CORP
filed 2009-01-27
CIK 1160479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-KSB

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

INDEX

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-KSB includes updated wording in Item 8(a) Controls and Procedures in response to comments received by us from the Staff of the Securities and Exchange Commission. This Amendment speaks of the original filing of our Form 10-KSB and has not been updated to reflect events occurring subsequent to the original filing date.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a.    Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer/chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).

Based on this evaluation, management and the officers of the company concluded that our disclosure controls and procedures needed improvement and were ineffective to ensure that information required to be disclosed by our company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.  Additionally, management and the chief executive officer/chief financial officer concluded that our company's disclosure controls and procedures needed improvement to ensure that the information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management and its chief executive officer/chief financial officer to allow timely decisions about required disclosure.

As a result, during the quarter ended December 31, 2008 we have instituted additional levels of review and have retained the services of additional financial professionals with the requisite background and experience that will coordinate and be responsible for our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our chief executive officer/chief financial officer, performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) occurred during the period covered by this report. Based on that evaluation, management and the chief executive officer/chief financial officer concluded that no change occurred in the internal controls over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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