Form 10KSB/A
period 2008-09-30
XIOM CORP
filed 2009-02-06
CIK 1160479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 2 TO FORM 10-KSB

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

XIOM 10KSB 09/30/08 - ITEM 8A

Item 8a.    Controls and Procedures

Disclosure Controls and Procedures

Management of the Company is responsible for the preparation and integrity of the consolidated financial statements appearing in our annual report on Form 10-KSB.  The financial statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates.   Financial information in this annual report on Form 10-KSB is consistent with that in the financial statements.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”).  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements.  Our internal control over financial reporting is supported by a program of reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Business Conduct adopted by our Company’s Board of Directors, applicable to all Company Directors and all officers and employees of our Company and subsidiaries.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008.  In making this assessment, management used the criteria set forth by [the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment as further discussed in the following paragraph, management believes that the Company maintained ineffective internal control over financial reporting as of September 30, 2008.

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