Form 10-Q
period 2008-12-31
XIOM CORP
filed 2009-02-23
CIK 1160479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-Q
__________________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934
For the quarterly period ended: December 31, 2008

Commission File number: 333-71748

___________________________

XIOM Corp.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of Incorporation or organization)

11-3460949
(IRS Employee Identification No.)

78 Lamar Street
West Babylon, New York 11704
(631) 643-4400
 (Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares outstanding of the Registrant’s Common Stock, $.0001 par value, as of February 18, 2009 was 12,792,242.

XIOM Corp.
Form 10-QSB

Index

2

Part I: Financial Information

Item 1. Financial Statements

XIOM Corp.
Consolidated Balance Sheets

	December 31,	September 30,
	2008	2008
	(Unaudited)
Assets

Current Assets:
Cash and Cash Equivalents	$142,370	$289,857
Accounts Receivable, Net of Allowance for Doubtful
Accounts of $27,000 and $30,000, respectively	91,225	158,232
Inventory	265,506	307,107
Loan Receivable	155,000	153,125
Prepaid Expenses	645,336	16,816
Other Current Assets	33,700	17,200
Total Current Assets	1,333,137	942,337

Fixed Assets, Net of Accumulated Depreciation & Amortization	211,602	215,343

Other Assets:
Intangible Assets, Net of Accumulated Amortization	443,286	433,040
Retainage Receivable	47,011	47,288
Security Deposits	11,445	11,445
Total Other Assets	501,742	491,773

Total Assets	$2,046,481	$1,649,453

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts Payable and Accrued Expenses	$795,317	$656,903
Current Portion of Convertible Notes Payable, Net of Unamortized Discounts	484,871	—
Notes Payable	15,770	12,702
Total Current Liabilities	1,295,958	669,605

Long-Term Liabilities:
Convertible Notes Payable, Net of Unamortized Discounts	510,350	1,090,888
Shareholder Loan	25,775	15,437

Total Liabilities	1,832,083	1,775,930

Common Stock Subject to Rescission Rights	670,399	670,399

Stockholders' Equity (Deficit):
Common Stock, $.0001 Par Value, 50,000,000 authorized shares, 12,228,524 and 10,425,000 shares, respectively, issued and outstanding (excluding 563,718 shares subject to rescission rights)	1,223	1,043
Additional Paid-In Capital	7,684,786	6,598,723
Retained Earnings (Deficit)	(8,142,010)	(7,396,642)
Total Stockholders' Equity (Deficit)	(456,001)	(796,876)

Total Liabilities and Stockholders' Equity (Deficit)	$2,046,481	$1,649,453

See accompanying notes to financial statements

XIOM Corp.
Consolidated Statements of Operations
For The Three Months Ended December 31, 2008 and 2007
(Unaudited)

	2008	2007

Sales	$292,356	$309,281

Cost of Sales	182,349	246,276

Gross Profit	110,007	63,005

Selling, General and Administrative Expenses	790,560	698,327

Operating Income (Loss)	(680,553)	(635,322)

Other Income (Expense):
Gain on conversion of debt	30,942	-
Interest Expense	(95,757)	(55,411)
Total Other Income (Expense)	(64,815)	(55,411)

Net Income (Loss)	$(745,368)	$(690,733)

Basic and Diluted Income (Loss) per Share	$(0.06)	$(0.08)

Weighted Average Number of Shares Outstanding, Basic and Diluted	12,293,897	8,454,996

See accompanying notes to financial statements

XIOM Corp.
Consolidated Statements of Stockholders' Equity (Deficit)
For The Three Months Ended December 31, 2008
(Unaudited)

	Common Stock		Additional	Retained	Total
	Number of	Par	Paid-In	Earnings	Shareholders'
	Shares	Value	Capital	(Deficit)	Equity (Deficit)

Balance, September 30, 2008	10,425,000	$1,043	$6,598,723	$(7,396,642)	$(796,876)

Issuance of shares for consulting services	1,175,000	117	822,383		822,500

Issuance of shares under Employee Stock Ownership Plan	308,333	31	135,636		135,667

Conversion of notes maturing in 2012	320,191	32	128,044	-	128,076

Net (Loss) for the three months ended December 31, 2008	-	-	-	(745,368)	(745,368)

Balance, December 31, 2008	12,228,524	$1,223	$7,684,786	$(8,142,010)	$(456,001)

See accompanying notes to financial statements

XIOM Corp.
Consolidated Statements of Cash Flow
For The Three Months Ended December 31, 2008 and 2007
(Unaudited)

	2008	2007
Cash Flows from Operating Activities:

Net Income (Loss)	$(745,368)	$(690,733)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	18,555	16,147
Amortization of Prepaid Expenses originally established through the issuance of Common Shares	205,625	-
Issuance of Shares for Services	-	68,750
Issuance of Shares under Employee Stock Ownership Plan	135,667
Value of Stock Option Grants	-	123,917
Amortization of Convertible Note Discounts	53,270	33,078
Gain upon conversion of debt into common stock	(30,942)	-
Changes in operating assets and liabilities:
Accounts Receivable, Net	67,007	60,958
Inventory	41,601	(30,106)
Prepaid Expenses	(11,645)	(6,339)
Other Current Assets	(16,500)	1,300
Retainage Receivable	277	-
Accounts Payable and Accrued Expenses	148,495	183,785

Total Adjustments	611,410	451,490

Net cash provided (used) in operating activities	(133,958)	(239,243)

Cash Flows from Investing Activities:
Purchase of Additional Overseas Patents	-	(29,481)
Additions to Intangibles	(17,560)	-
Purchase of Fixed Assets	(7,500)	(29,437)
Loan Receivable	(1,875)	-

Net cash provided (used) by investing activities	(26,935)	(58,918)

Cash Flows from Financing Activities:
Proceeds from (repayment of) Notes Payable, Net	3,068	4,601
Proceeds from (repayment of) Shareholder Loan, Before Non-Cash Adjustments	10,338	(668)

Net cash provided (used) by financing activities	13,406	3,933

Net increase (decrease) in cash and cash equivalents	(147,487)	(294,228)

Cash & Cash Equivalents, Beginning of Period	289,857	312,718

Cash & Cash Equivalents, End of Period	$142,370	$18,490

Supplemental Disclosures

Non-Cash Financing and Investing Activities:
Issuance of shares upon conversion of Convertible Notes	$128,076	-
Issuance of shares for Accrued Expenses	-	$72,000
Issuance of Shares for Services to be Provided and recorded as an addition to Prepaid Expenses	$822,500	$300,000
Issuance of Shares under Employee Stock Ownership Plan	$135,667	-
Value of Stock Option Grants	-	$123,917

Interest and Taxes Paid:
Interest Expense	-	$31,505
Income Taxes	-	-

See accompanying notes to financial statements

XIOM Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended December 31, 2008
(Unaudited)

1)           BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of XIOM Corp. (“XIOM”, or the “Company”) as of December 31, 2008 and the related statements of operations and of cash flows for the three months then ended. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-KSB/A-2 for the fiscal year ended September 30, 2008, Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934, File No. 333-124704.

2)           PREPAID EXPENSES

During the quarter ended December 31, 2008, activity in Prepaid Expenses included an increase of $822,500 relating to consulting agreements and the issuance of Common Stock as described in Note 4 below.  During the quarter ended December 31, 2008, operating results include $205,625 of expense related to the amortization of such costs leaving a balance of $616,875 within Prepaid Expenses at December 31, 2008 related to those agreements.

3)           CONVERTIBLE NOTES PAYABLE

In October 2008, several holders of Convertible Notes Payable maturing in April 2012 with an aggregate face value of $740,000 demanded immediate payment thereof as a result of the Registration Statement registering the underlying common shares and warrants not being declared effective by the Securities and Exchange Commission within one year from the final closing date of the Offering, which was in June 2007.  Pursuant to the Note Agreement, these Note holders have elected to accelerate the maturity date and declare these Notes immediately due and payable.  Consequently, these Notes have been classified in current liabilities, net of the related unamortized discount of $255,129, and they now accrue interest at the annual rate of 15%.

In November 2008, other holders of Convertible Notes Payable maturing in April 2012 with an aggregate face value of $232,000 elected to convert such Notes and accrued interest into 320,191 shares of the Company's common stock.  As an incentive for these holders to make this conversion, the conversion price was reduced from $1.50 to $0.75.  Additionally, the exercise prices of warrants issued with those Notes for the purchase of 154,667 shares of common stock at $2.00 per share and 154,667 shares of common stock at $2.50 per share were reduced to $1.00 and $1.25 per share, respectively.  On the date of conversion, the book value of these Notes, net of the related unamortized discount, and accrued interest aggregated $159,018, the fair market value of the common shares issued totaled $128,076 and the Company recorded a gain of $30,942 as Other Income.

4)           COMMON STOCK

In October 2008, the Company issued 1,175,000 restricted common shares with a fair market value of $822,500 relating to consulting agreements for financial and legal services to be provided to the Company through September 2009 and accounted for this issuance as an addition to Prepaid Expense.  See Note 2 for additional information regarding the accounting for this addition to Prepaid Expense.

In November 2008, the Company issued 308,333 restricted common shares with a fair market value of $135,667 to employees under the Company's Employee Stock Ownership Plan.  As this award was fully vested upon issuance, the fair market value was accounted for as an expense in the current quarter.

In November 2008, the Company issued 320,191 restricted common shares with a fair market value of $128,076 in connection with the conversion of Convertible Notes Payable as described in Note 3.

5)           GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a Stockholders’ Deficit of $456,001 as of December 31, 2008 and incurred a Net Loss of approximately $745,368 for the three months then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

However, the Company has seen steady sales orders for the patented industrial thermal spray technology and related powder formulas. Furthermore, the Company plans to continue raising capital through a series of private placement transactions for the balance of fiscal 2009. It also plans to continue to expand sales by significantly increasing domestic marketing efforts, including pursuing major contracts through its network of strategic alliance relationships.  As a result of these factors, management believes it will have sufficient resources to meet the Company’s cash flow requirements for at least twelve months following the date of these financial statements.

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

Results of Operations:

For the three months ended December 31, 2008 vs. December 31, 2007

The Company reported sales of $292,356 and cost of sales of $182,349 for the quarter ended December 31, 2008. This is in comparison to sales of $309,281 and cost of sales of $246,276 for the quarter ended December 31, 2007. Gross profit for the quarter ended December 31, 2008 was $110,007 or 38%, an increase of $47,002 or 75% compared to the gross profit for the quarter ended December 31, 2007 of $63,005 or 20%.  While sales are comparable, the increase in gross profit is attributable to reductions in system manufacturing costs and increased margins on powder sales compared to the prior period.

Selling, general and administrative expenses increased to $790,560 for the quarter ended December 31, 2008 from $698,327 for the quarter ended December 31, 2007.  This increase of $92,233 or 13% was due to: a) An increase of $135,667 in compensation expense related to a the issuance of common shares during 2008 under the Company's Employee Stock Ownership Plan; and b) A reduction of $43,433 related to reductions in consulting engineering expense to refine the thermal spray process and coatings as well as cost containment measures in the areas of financial consulting related to money raising activities, marketing expenses, and general overhead.

Other expense increased to $64,815 for the quarter ended December 31, 2008 from $55,411 for the quarter ended December 31, 2007. This increase of $9,404 or 17% was due to: a) An increase of $40,346 or 73% in interest expense related to Convertible Notes Payable and is directly attributable to a comparable increase in the average outstanding balance of such indebtedness during fiscal 2008; and b) The recording of a gain of $30,942 during the quarter ended December 31, 2008 related to the conversion of Convertible Notes Payable into common stock.

The net loss increased to $745,368 or $0.06 per share during the quarter ended December 31, 2008 from a net loss of $690,733 or $0.08 per share during the quarter ended December 31, 2007.  This increase of $54,635 or 8% related to the changes in gross profit, selling, general and administrative expenses, and other income (expense) as described above.

We have, in our history, generated limited income from operations, have incurred substantial expenses and have sustained losses. In addition, we expect to continue to incur significant operating expenses through fiscal 2009. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. We expect to have quarter-to-quarter fluctuations in revenues, expenses and cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some beyond our control, including regulatory actions, market acceptance of our products and services, new products and service introductions, and competition.

Liquidity, Capital Resources and Operations:

During the first fiscal quarters ended December 31, 2008 and 2007, net cash used by operating activities was $133,958 and $239,243, respectively. The Company incurred net losses of $745,368 and $690,733 for the quarters ended December 31, 2008 and 2007, respectively. Additionally, at December 31, 2008, the Company had a Stockholders’ (Deficit) of $456,001. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company recognizes that in order to fulfill its plan of operations, it will need to seek financing from outside sources.  To this end, the Company is constantly pursuing private debt and equity sources.  However, there is no assurance that any future financing, if successful, will be sufficient to allow the Company to operate profitably or successfully. It is also the intention of the Company’s management to improve profitability by significantly increasing sales of its patented thermal spray process in fiscal 2009 while maintaining reasonable levels of general and administrative expenses.

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

Item 3. Controls and Procedures

Disclosure Controls and Procedures

Management of the Company is responsible for the preparation and integrity of the consolidated financial statements appearing in our report on Form 10-QSB.  The financial statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates.   Financial information in this report on Form 10-QSB is consistent with that in the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by [the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment as further discussed in the following paragraph, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

Based on this evaluation, management and the officers of the company concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by our company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.  Additionally, management and the chief executive officer/chief financial officer concluded that our company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management and its chief executive officer/chief financial officer to allow timely decisions about required disclosure.

During the quarter ended December 31, 2008 we have instituted additional levels of review and have retained the services of additional financial professionals with the requisite background and experience that coordinate and are responsible for our disclosure controls and procedures.

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

Part II.  Other Information

Item 6.  Exhibits

Index to Exhibits:

SEC REFERENCE
NUMBER	TITLE OF DOCUMENT

31.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to section 906 of the Sarbanes-Oxley act of 2002
31.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to section 906 of the Sarbanes-Oxley act of 2002
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to section 906 of the Sarbanes-Oxley act of 2002

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2009	XIOM, Corp.

/s/ Andrew B. Mazzone
Andrew B. Mazzone
Chief Executive Officer/Chief Financial/Accounting Officer
(Principal Executive Officer)

