Form 10-Q
period 2009-03-31
XIOM CORP
filed 2009-05-20
CIK 1160479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-Q
__________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to_____

Commission File number: 333-71748

___________________________

XIOM Corp.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of Incorporation or organization)

11-3460949
(IRS Employee Identification No.)

78 Lamar Street
West Babylon, New York 11704
(631) 643-4400
 (Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer		Accelerated Filer	

Non-accelerated filer		Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the Registrant’s Common Stock, $.0001 par value, as of May 18, 2009 was 14,847,857.

XIOM Corp.
Form 10-Q

Index

Part I: Financial Information

Item 1.  Financial Statements

XIOM Corp.
Consolidated Balance Sheets

	March 31,	September 30,
	2009	2008
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$88,824	$289,857
Accounts receivable, net of allowance for doubtful accounts of $27,000 and $30,000, respectively	87,375	158,232
Inventory	224,398	307,107
Loan receivable	156,875	153,125
Prepaid expenses	639,465	16,816
Other current assets	18,700	17,200
Total current assets	1,215,637	942,337

Fixed assets, net of accumulated depreciation	193,660	215,343

Other assets:
Intangible assets, net of accumulated amortization	441,287	433,040
Retainage receivable	51,851	47,288
Security deposits	11,445	11,445
Total other assets	504,583	491,773

Total assets	$1,913,880	$1,649,453

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$820,746	$656,903
Current portion of convertible notes payable, net of unamortized discounts	504,497	-
Notes payable	14,646	12,702
Total current liabilities	1,339,889	669,605

Long-term liabilities:
Convertible notes payable, net of unamortized discounts	540,918	1,090,888
Shareholder loan	33,281	15,437

Total liabilities	1,914,088	1,775,930

Common stock subject to rescission rights	670,399	670,399

Stockholders' equity (deficit):
Common stock, $.0001 par value, 50,000,000authorized shares, 14,194,139 and 10,425,000shares, respectively, issued and outstanding (excluding 563,718 shares subject to rescission rights)	1,420	1,043
Additional paid-in capital	8,058,239	6,598,723
Retained earnings (deficit)	(8,730,266)	(7,396,642)
Total stockholders' equity (deficit)	(670,607)	(796,876)

Total liabilities and stockholders' equity (deficit)	$1,913,880	$1,649,453

See accompanying notes to consolidated financial statements

XIOM Corp.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008

Sales	$297,408	$609,692	$589,764	$918,973

Cost of sales	160,474	410,123	342,823	656,399

Gross Profit	136,934	199,569	246,941	262,574

Selling, general and administrative expenses	635,126	1,144,657	1,425,686	1,842,984

Operating income (loss)	(498,192)	(945,088)	(1,178,745)	(1,580,410)

Other income (expense):
Gain on conversion of debt	-	-	30,942	-
Interest expense	(90,064)	(61,823)	(185,821)	(117,234)
Total other income (expense)	(90,064)	(61,823)	(154,879)	(117,234)

Net income (loss)	$(588,256)	$(1,006,911)	$(1,333,624)	$(1,697,644)

Basic and diluted income (loss) per share	$(0.04)	$(0.11)	$(0.10)	$(0.20)

Weighted average number of shares outstanding, basic and diluted	13,137,673	8,766,556	12,757,636	8,615,776

See accompanying notes to consolidated financial statements

XIOM Corp.
Consolidated Statements of Stockholders' Equity (Deficit)
For The Six Months Ended March 31, 2009
(Unaudited)

	Common Stock		Additional	Retained	Total
	Number of	Par	Paid-In	Earnings	Shareholders'
	Shares	Value	Capital	(Deficit)	Equity (Deficit)

Balance, September 30, 2008	10,425,000	$1,043	$6,598,723	$(7,396,642)	$(796,876)

Issuance of shares in connection with professional service agreements	2,400,000	240	985,260	-	985,500

Issuance of shares under Employee Stock Ownership Plan for past performance	308,333	31	135,636	-	135,667

Conversion of notes maturing in 2012	320,191	32	128,044	-	128,076

Issuance of shares in connection with severance agreement	12,500	1	18,749	-	18,750

Issuance of shares in connection with payment of accrued interest	121,048	12	18,145	-	18,157

Issuance of shares under Employee Stock Ownership Plan in lieu of salaries	541,667	54	73,679	-	73,733

Issuance of shares in connection with payment of amount due to vendor	65,400	7	16,343	-	16,350

Issuance of options to employees and independent contractors	-	-	60,000	-	60,000

Issuance of options in connection with professional service agreements	-	-	2,500	-	2,500

Amendment to existing option agreements	-	-	21,160	-	21,160

Net (Loss) for the six months ended March 31, 2009	-	-	-	(1,333,624)	(1,333,624)

Balance, March 31, 2009	14,194,139	$1,420	$8,058,239	$(8,730,266)	$(670,607)

See accompanying notes to consolidated financial statements

XIOM Corp.
Consolidated Statements of Cash Flow
For The Six Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:

Net income (loss)	$(1,333,624)	$(1,697,644)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	37,044	32,680
Amortization of prepaid expenses originally established through the issuance of common shares	439,258	-
Issuance of common stock for services	-	469,583
Issuance of common stock under the Employee Stock Ownership Plan	135,667	-
Issuance of common stock as severance payment	18,750	-
Value of stock options issued to employees and independent contractors	62,500	349,997
Value of stock option amendment	21,160	-
Amortization of convertible note discounts	103,463	66,156
Gain upon conversion of debt into common stock	(30,942)	-
Loss on investment in wholly-owned subsidiary	-	176,352
Changes in operating assets and liabilities:
Accounts receivable, net	70,857	(108,907)
Inventory	82,709	(88,098)
Prepaid expenses	(2,674)	(5,515)
Other current assets	(1,500)	(18,049)
Retainage receivable	(4,563)	-
Accounts payable and accrued expenses	208,432	164,076

Total adjustments	1,140,161	1,038,275

Net cash provided (used) in operating activities	(193,463)	(659,369)

Cash flows from investing activities:
Additions to intangibles	(22,983)	(56,740)
Purchase of fixed assets	(625)	(29,437)
Investment in wholly-owned subsidiary, net	-	(43,852)
Increase in loan receivable	(3,750)	-

Net cash provided (used) by investing activities	(27,358)	(130,029)

Cash flows from financing activities:
Sale of restricted common stock	-	394,000
Proceeds from Officer' Convertible Notes	-	535,964
Proceeds from (repayment of) notes payable, net	1,944	(25,269)
Proceeds from shareholder loan	17,844	7,448

Net cash provided (used) by financing activities	19,788	912,143

Net increase (decrease) in cash and cash equivalents	(201,033)	122,745

Cash & cash equivalents, beginning of period	289,857	312,718

Cash & cash equivalents, end of period	$88,824	$435,463

Supplemental disclosures

Non-cash financing and investing activities:
Issuance of shares upon conversion of convertible notes	$128,076	-
Issuance of shares for accrued expenses	$34,507	$72,000
Issuance of shares for services to be provided and recorded as an addition to prepaid expenses	$1,059,233	$300,000
Issuance of common stock under Employee Stock Ownership Plan	$135,667	-
Value of stock option grants	$62,500	$123,917
Value of stock option amendment	$21,160	-

Interest and Taxes Paid:
Interest Expense	-	$31,505
Income Taxes	-	-

See accompanying notes to consolidated financial statements

XIOM Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended March 31, 2009
(Unaudited)

1)           BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of XIOM Corp. (“XIOM”, or the “Company”) as of March 31, 2009 and the related statements of operations and of cash flows for the three months then ended. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-KSB/A-2 for the fiscal year ended September 30, 2008, Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934, File No. 333-124704.

2)           PREPAID EXPENSES

During the six months ended March 31, 2009, activity in prepaid expenses included an increase of $1,059,233 relating to professional service agreements and the issuance of common stock as described in Note 4 below.  During the three and six months ended March 31, 2009, operating results included $233,633 and $439,258, respectively, of expense related to the amortization of such costs leaving a balance of $619,975 within prepaid expenses at March 31, 2009 related to those agreements and arrangements.

3)           CONVERTIBLE NOTES PAYABLE

In October 2008, several holders of Convertible Notes Payable maturing in April 2012 with an aggregate face value of $740,000 demanded immediate payment thereof as a result of the registration statement registering the underlying common shares and warrants not being declared effective by the Securities and Exchange Commission within one year from the final closing date of the Offering, which was in June 2007.  Pursuant to the Note Agreement, these holders have elected to accelerate the maturity date and declare these Notes immediately due and payable.  Consequently, these Notes have been classified in current liabilities, net of the related unamortized discount of $235,503, and they currently accrue interest at the annual rate of 15%.

In November 2008, other holders of Convertible Notes Payable maturing in April 2012 with an aggregate face value of $232,000 elected to convert such Notes and accrued interest into 320,191 shares of the Company's common stock.  As an incentive for these holders to make this conversion, the conversion price was reduced from $1.50 to $0.75.  Additionally, the exercise prices of warrants issued with those Notes for the purchase of 154,667 shares of common stock at $2.00 per share and 154,667 shares of common stock at $2.50 per share were reduced to $1.00 and $1.25 per share, respectively.  On the date of conversion, the book value of these Notes, the related unamortized discount, and accrued interest aggregated $159,018, the fair market value of the common shares issued totaled $128,076 and the Company recorded a gain of $30,942 as other income.

4)           COMMON STOCK

In October 2008, the Company issued 1,175,000 common shares with a fair market value of $822,500, to several independent contractors in connection with professional service agreements for financial and legal services to be provided to the Company through September 2009. The fair market value of these issuances have been recorded as additions to prepaid expenses and amortized over the applicable period. See Note 2 for additional information regarding the accounting for these additions to prepaid expenses.

In November 2008, the Company issued 308,333 common shares with a fair market value of $135,667 to employees under the Company's Employee Stock Ownership Plan.  As this award was in recognition of past performance and fully vested upon issuance, the fair market value was recorded as a non-cash expense on the date of issuance.

In November 2008, the Company issued 320,191 restricted common shares with a fair market value of $128,056 in connection with the conversion of Convertible Notes Payable as described in Note 3.

In February 2009, the Company issued 12,500 restricted common shares with a fair market value of $18,750 to an employee in connection with a severance agreement.  As this award was in recognition of prior performance and fully vested upon issuance, the fair market value was recorded as a non-cash expense on the date of issuance.

In February 2009, Company issued 121,048 restricted common shares at a price of $0.15 per share to one holder of the Convertible Notes Payable in satisfaction of accrued interest due in the amount of $18,157.

In March 2009, the Company issued 1,225,000 restricted common shares with a fair market value of $163,000 to several independent contractors in connection with professional service agreements for financial and legal services to be provided to the Company through various dates through February 2011. The fair market value of these issuances have been recorded as additions to prepaid expenses and amortized over the applicable period. See Note 2 for additional information regarding the accounting for these additions to prepaid expenses.

In March 2009, the Company issued 541,667 common shares with a fair market value of $73,733 to employees under the Company's Employee Stock Ownership Plan in lieu of salaries. As this award relates to services to be provided to the Company through various dates throughout the balance of calendar 2009, the fair market value of these issuances have been recorded as additions to prepaid expenses and are being amortized over the applicable period. See Note 2 for additional information regarding the accounting for these additions to prepaid expenses.

In March 2009, the Company issued 65,400 restricted common shares at a price of $0.25 per share to a vendor in satisfaction of an invoice due in the amount of $16,350.

5)           STOCK OPTIONS

In February 2009, the Company granted options for the purchase of 1,500,000 shares of restricted common stock at $0.25 per share for a period of five years to two officers of the Company and two independent contractors. These options were 100% vested upon issuance. The Company estimated the fair value of these options to be $60,000 and, as these awards were in recognition of past performance and fully vested upon issuance, recorded a non-cash expense of that amount on the date of grant.

In February 2009, the Company granted options for the purchase of 1,250,000 shares of restricted common stock at $0.50 to $0.75 per share for a period of one to two years to several independent contractors in connection with professional services agreements. These options were 100% vested upon issuance. The Company estimated the fair value of these options to be $2,500 and, reflecting the terms of the agreements, recorded a non-cash expense of that amount on the date of grant.

In February 2009, the Company amended outstanding options for the purchase of 1,936,500 shares of common stock at exercise prices ranging from $0.75 to $1.50 per share at various dates from September 2010 through February 2013 and reduced the exercise prices to range from $0.25 to $0.58. These options were 100% vested upon issuance. The Company estimated the fair value of these options immediately before and after the amendment in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, determined the fair value to have increased by $21,160, and recorded a non-cash expense of that amount on the date of the amendment.

6)           GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a stockholders’ deficit of $670,607 as of March 31, 2009 and incurred a net loss of $588,256 and $1,333,624 for the three and six months, respectively, then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Results of Operations:

For the three months ended March 31, 2009 versus March 31, 2008

The Company reported sales of $297,408 and cost of sales of $160,475 for the quarter ended March 31, 2009. This is in comparison to sales of $609,692 and cost of sales of $410,123 for the quarter ended March 31, 2008. Gross profit for the quarter ended March 31, 2009 was $136,934, or 46%, a decrease of $62,635 but an increase in gross margin as a percentage of sales compared to the gross profit for the quarter ended March 31, 2008 of $199,569, or 33%.  While sales have declined due to general economic factors, the increase in gross profit as a percentage of sales is attributable to reductions in system manufacturing costs and increased margins on powder sales compared to the prior period.

General and administrative expenses decreased to $635,126 for the quarter ended March 31, 2009 from $1,144,657 for the quarter ended March 31, 2008.  This decrease of $509,531, or 45%, was due reductions in consulting engineering expense to refine the thermal spray process and coatings as well as cost containment measures in the areas of marketing expenses and general overhead.

Other expense increased to $90,064 for the quarter ended March 31, 2009 from $61,823 for the quarter ended March 31, 2008. This increase of $28,241, or 46%, is related to Convertible Notes Payable and is directly attributable to the increase in the average outstanding balance of such indebtedness during fiscal 2009 compared to the prior period.

The net loss decreased to $588,256, or $0.04 per share, during the quarter ended March 31, 2009 from a net loss of $1,006,911, or $0.11 per share, during the quarter ended March 31, 2008.  This decrease of $418,655, or 42%, related to the changes in gross profit, general and administrative expenses, and other expenses as described above.

For the six months ended March 31, 2009 versus March 31, 2008

The Company reported sales of $589,764 and cost of sales of $342,824 for the six months ended March 31, 2009. This is in comparison to sales of $918,973 and cost of sales of $656,399 for the six months ended March 31, 2008. Gross profit for the six months ended March 31, 2009 was $246,941, or 42%, a decrease of $15,633 but an increase in gross margin as a percentage of sales compared to the gross profit for the six months ended March 31, 2008 of $262,574, or 29%.  While sales have declined due to general economic factors, the increase in gross profit as a percentage of sales is attributable to reductions in system manufacturing costs and increased margins on powder sales compared to the prior period.

General and administrative expenses decreased to $1,425,686 for the six months ended March 31, 2009 from $1,842,984 for the six months ended March 31, 2008.  This decrease of $417,298, or 23%, was due reductions in consulting engineering expense to refine the thermal spray process and coatings as well as cost containment measures in the areas of financial consulting related to marketing expenses and general overhead.

Other expense increased to $154,879 for the six months ended March 31, 2009 from $117,234 for the six months ended March 31, 2008. This increase of $37,645, or 32%, was due to: a) An increase of $68,587, or 59%, in interest expense related to Convertible Notes Payable and is directly attributable to a comparable increase in the average outstanding balance of such indebtedness during fiscal 2009 compared to the prior period; and was offset by b) The recording of a gain of $30,942 related to the conversion of a portion of the Convertible Notes Payable into common stock during the quarter ended December 31, 2008.

The net loss decreased to $1,333,624, or $0.10 per share, during the six months ended March 31, 2009 from a net loss of $1,697,644, or $0.20 per share, during the six months ended March 31, 2008.  This decrease of $364,020, or 21%, related to the changes in gross profit, general and administrative expenses, and other expenses as described above.

Liquidity, Capital Resources and Operations:

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

During the six months ended March 31, 2009, net cash used by operating activities was $193,463 and the Company incurred a net loss of $1,333,624. Additionally, at March 31, 2009, the Company had negative working capital of $124,252 and a stockholders’ deficit of $670,606. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company recognizes that in order to fulfill its plan of operations, it will need to seek financing from outside sources.  To this end, the Company is constantly pursuing private debt and equity sources.  However, there is no assurance that any future financing, if successful, will be sufficient to allow the Company to operate profitably or successfully. It is also the intention of the Company’s management to improve profitability by significantly increasing sales of its patented thermal spray process in fiscal 2009 while maintaining reasonable levels general and administrative expenses.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

Not applicable as we are a smaller reporting company.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Management of the Company is responsible for the preparation and integrity of the consolidated financial statements appearing in our report on Form 10-Q.  The financial statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates.   Financial information in this report on Form 10-QSB is consistent with that in the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009.  In making this assessment, management used the criteria set forth by [the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment as further discussed in the following paragraph, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2009.

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

During the six months ended March 31, 2009 we have instituted additional levels of review and have retained the services of additional financial professionals with the requisite background and experience that coordinate and are responsible for our disclosure controls and procedures.

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

Part II.  Other Information

Item 1.  Legal Proceedings

None

Item 1a.  Risk Factors

There have been no material changes to the risk factors disclosed in our Report on Form 10-K for the year ended September 30, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters To a Vote of Security Holders

None

Item 5.  Other Information

None

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

Date: May 20, 2009	XIOM Corp.

/s/ Andrew B. Mazzone
Andrew B. Mazzone
Chief Executive Officer/Chief Financial/Accounting Officer
(Principal Executive Officer)