Form 10-Q
period 2009-06-30
XIOM CORP
filed 2009-08-14
CIK 1160479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-Q
__________________________

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to_____

Commission File number: 333-71748

___________________________

XIOM Corp.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of Incorporation or organization)

11-3460949
(IRS Employee Identification No.)

78 Lamar Street
West Babylon, New York 11704
(631) 643-4400
 (Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the Registrant’s Common Stock, $.0001 par value, as of August 14, 2009 was 18,935,618.

XIOM Corp.
Form 10-Q

Part I: Financial Information

Item 1.  Financial Statements

XIOM Corp.
Consolidated Balance Sheets

	June 30,	September 30,
	2009	2008
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$253,643	$289,857
Accounts receivable, net of allowance for doubtful accounts of $44,000 and $30,000, respectively	72,601	158,232
Inventory	212,728	307,107
Loan receivable	158,750	153,125
Prepaid expenses	563,419	16,816
Other current assets	17,200	17,200
Total current assets	1,278,341	942,337

Fixed assets, net of accumulated depreciation	182,750	215,343

Other assets:
Intangible assets, net of accumulated amortization	437,174	433,040
Retainage receivable	51,851	47,288
Security deposits	11,445	11,445
Total other assets	500,470	491,773

Total assets	$1,961,561	$1,649,453

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$937,810	$656,903
Convertible notes payable due December 2009,net of unamortized discounts	98,529	-
Convertible notes payable due March 2010,net of unamortized discounts	429,830	-
Current portion of convertible notes payable due April 2012,net of unamortized discounts	524,123	-
Notes payable	38,555	12,702
Total current liabilities	2,028,847	669,605

Long-term liabilities:
Convertible notes payable due April 2012,net of unamortized discounts	141,654	1,090,888
Shareholder loan	33,192	15,437

Total liabilities	2,203,693	1,775,930

Common stock subject to rescission rights	670,399	670,399

Stockholders' equity (deficit):
Common stock, $.0001 par value, 50,000,000authorized shares, 16,423,349 and 10,059,458 shares, respectively, issued and outstanding (excluding 563,718 shares subject to rescission rights)	1,645	1,043
Additional paid-in capital	8,663,845	6,598,723
Retained earnings (deficit)	(9,578,021)	(7,396,642)
Total stockholders' equity (deficit)	(912,531)	(796,876)

Total liabilities and stockholders' equity (deficit)	$1,961,561	$1,649,453

See accompanying notes to consolidated financial statements

XIOM Corp.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Sales	$103,203	$903,327	$692,967	$1,822,299

Cost of sales	98,791	458,027	441,614	1,113,473

Gross Profit	4,412	445,300	251,353	708,826

Selling, general and administrative expenses	738,911	779,289	2,164,597	2,622,273

Operating income (loss)	(734,499)	(333,989)	(1,913,244)	(1,913,447)

Other income (expense):
Gain on conversion of debt	0	-	30,942	-
Interest expense	(113,256)	(87,458)	(299,077)	(204,692)
Total other income (expense)	(113,256)	(87,458)	(268,135)	(204,692)

Net income (loss)	$(847,755)	$(421,447)	$(2,181,379)	$(2,118,139)

Basic and diluted income (loss) per share	$(0.05)	$(0.04)	$(0.16)	$(0.23)

Weighted average number of shares outstanding, basic and diluted	15,558,493	9,928,991	13,691,255	9,053,514

See accompanying notes to consolidated financial statements

XIOM Corp.
Consolidated Statements of Stockholders' Equity (Deficit)
For The Nine Months Ended June 30, 2009
(Unaudited)

	Common Stock		Additional	Retained	Total
	Number of	Par	Paid-In	Earnings	Shareholders'
	Shares	Value	Capital	(Deficit)	Equity (Deficit)

Balance, September 30, 2008	10,425,000	$1,043	$6,598,723	$(7,396,642)	$(796,876)

Issuance of shares in connection with professional service agreements	3,000,000	302	1,202,198	-	1,202,500

Adjustment to shares issued in connection with professional service agreements	(350,000)	(35)	(244,965)	-	(245,000)

Issuance of shares in connection with cashless exercise of stock options	1,259,210	125	(125)	-	-

Issuance of shares under Employee Stock Ownership Plan for past performance	308,333	31	135,636	-	135,667

Issuance of shares in connection with conversion of notes maturing in 2012	320,191	32	128,044	-	128,076

Issuance of shares and beneficial conversion feature in connection with issuance of convertible notes	250,000	26	164,455	-	164,481

Issuance of shares in connection with severance agreement	12,500	1	18,749	-	18,750

Issuance of shares in connection with consulting agreement	10,000	1	3,499	-	3,500

Issuance of shares in connection with payment of accrued interest	121,048	12	18,145	-	18,157

Issuance of shares under Employee Stock Ownership Plan in lieu of salaries	911,667	91	203,142	-	203,233

Issuance of shares in connection with settlement of claims by third parties	90,000	9	16,491	-	16,500

Issuance of shares in connection with payment of amount due to vendor	65,400	7	16,343	-	16,350

Issuance of options to employees and independent contractors	-	-	379,850	-	379,850

Issuance of options in connection with professional service agreements	-	-	2,500	-	2,500

Amendment to existing option agreements	-	-	21,160	-	21,160

Net (Loss) for the six months ended March 31, 2009	-	-	-	(2,181,379)	(2,181,379)

Balance, March 31, 2009	16,423,349	$1,645	$8,663,845	$(9,578,021)	$(912,531)

See accompanying notes to consolidated financial statements

XIOM Corp.
Consolidated Statements of Cash Flow
For The Nine Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:

Net income (loss)	$(2,181,379)	$(2,118,139)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	55,389	49,950
Amortization of prepaid expenses originally established through the issuance of common shares	641,395	-
Value of stock options issued to employees and independent contractors	339,150	349,997
Value of stock option amendment	21,160	-
Issuance of common stock under the Employee Stock Ownership Plan	135,667	-
Issuance of common stock as severance payment	18,750	-
Issuance of common stock for services and contractual arrangements	20,000	711,833
Issuance of common stock for payment of accrued interest	-	28,781
Amortization of convertible note discounts	166,666	116,161
Gain upon conversion of debt into common stock	(30,942)	-
Loss on investment in wholly-owned subsidiary	-	176,352
Changes in operating assets and liabilities:
Accounts receivable, net	85,631	(169,282)
Inventory	94,378	(115,699)
Prepaid expenses	15,936	(20,106)
Other current assets	-	(9,549)
Retainage receivable	(4,563)	(11,470)
Security deposits	-	(4,630)
Accounts payable and accrued expenses	325,495	223,480

Total adjustments	1,884,112	1,325,818

Net cash provided (used) in operating activities	(297,267)	(792,321)

Cash flows from investing activities:
Additions to intangibles	(26,305)	(74,342)
Purchase of fixed assets	(625)	(41,323)
Investment in wholly-owned subsidiary	-	(43,852)
Equity investments	-	(20,558)
Increase in loan receivable	(5,625)	(109,333)

Net cash provided (used) by investing activities	(32,555)	(289,408)

Cash flows from financing activities:
Proceeds from convertible notes	250,000	460,000
Proceeds from (repayment of) notes payable, net	25,853	(31,910)
Proceeds from sale of restricted common stock	-	419,000
Proceeds from officers' convertible notes	-	545,206
Proceeds from exercise of stock warrants		29,150
Proceeds from shareholder loan	17,755	8,612

Net cash provided (used) by financing activities	293,608	1,430,058

Net increase (decrease) in cash and cash equivalents	(36,214)	348,329

Cash & cash equivalents, beginning of period	289,857	312,718

Cash & cash equivalents, end of period	$253,643	$661,047

Supplemental disclosures

Non-cash financing and investing activities:
Issuance of shares for services	$1,444,483	$711,833
Issuance of shares upon conversion of convertible notes	$128,076	$310,000
Issuance of shares for equity investments	-	$132,500
Issuance of shares for accrued expenses	$16,350	$77,500
Issuance of shares for accrued Interest	$18,157	$48,604
Issuance of shares to buy-out distributor agreements	-	$51,000
Issuance of common stock under Employee Stock Ownership Plan	$135,667	-
Value of stock option grants	$382,350	$349,997
Value of stock option amendment	$21,160	-
Options exercised in exchange for accrued compensation, shareholder loan and accrued professional fees	-	$78,000

Interest and Taxes Paid:
Interest Expense	-	$33,267
Income Taxes	-	-

See accompanying notes to consolidated financial statements

XIOM Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended June 30, 2009
(Unaudited)

1)	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of XIOM Corp. (“XIOM”, or the “Company”) as of June 30, 2009 and the related statements of operations and of cash flows for the three months then ended. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-KSB/A-2 for the fiscal year ended September 30, 2008, Annual Report pursuant to Section 13 or 15(d) of the Securities Act of 1934, File No. 333-124704 and on Form 10-Q for the quarters ended December 31, 2008 and March 31, 2009.

2)	PREPAID EXPENSES

During the quarter ended June 30, 2009, activity in prepaid expenses included an increase of $389,700 relating to professional service agreements and the issuance of common stock and options as described in Notes 4 and 5 below.  During the three and nine months ended June 30, 2009, operating results included $211,345 and $444,978, respectively, of expense related to the amortization of such costs and a reduction of $245,000 related to the number of shares issued leaving a balance of $553,477 within prepaid expenses at June 30, 2009 related to those agreements and arrangements.

3)	CONVERTIBLE NOTES PAYABLE

In October 2008, several holders of Convertible Notes Payable maturing in April 2012 with an aggregate face value of $740,000 demanded immediate payment thereof as a result of the registration statement registering the underlying common shares and warrants not being declared effective by the Securities and Exchange Commission within one year from the final closing date of the Offering, which was in June 2007.  Pursuant to the Note Agreement, these holders have elected to accelerate the maturity date and declare these Notes immediately due and payable.  Consequently, these Notes have been classified in current liabilities, net of the related unamortized discount of $215,877, and they currently accrue interest at the annual rate of 15%.

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

In June 2009, the Company issued convertible notes in the amount of $250,000.  These notes mature in December 2009, accrue interest at 100% per annum, and the principal and accrued interest are convertible into common stock at any time at the option of the holder at seventy-five percent of the average closing price for the thirty-day period prior to the date of conversion.  Additionally, in connection with the issuance of these notes, the Company issued 250,000 restricted common shares.

The issuance of these notes was accounted for as follows:

Convertible note - Face value	$250,000
Value attributable to:
Common stock	(48,387)
Beneficial conversion feature	(116,093)
Convertible note - Net	$85,520

The value of the 250,000 shares of restricted common stock was calculated by ratably allocating the proceeds to the face value of the notes and the value of the common stock.  The value of the common stock was determined by utilizing the closing price of $0.40 on the day of issuance of the notes discounted by 40% to reflect the restrictions associated with those securities.  The resulting value of $48,387 was recorded as a discount against the note and a corresponding credit to common stock and additional paid-in-capital.

The value of the beneficial conversion feature was calculated by comparing the fair market value of the common shares issuable upon conversion of the notes on their day of issuance to the net carrying value of the note after deducting the discount attributable to the issuance of the 250,000 common shares discussed above.  The resulting amount of $116,093 was recorded as an additional discount to the carrying value of the notes with a corresponding increase to additional paid-in-capital.

The total discount of $164,480 related to the value attributable to the common shares and the beneficial conversion feature is being amortized on the straight line basis as interest expense through the maturity date of the notes.

Interest expense related to these notes for the three and nine months periods ended June 30, 2009 consisted of:

Interest	$9,888
Amortization of discount	13,010
Total	$22,898

4)	COMMON STOCK

In October 2008 the Company issued 1,175,000, restricted common shares with a fair market value of $822,500 to several independent contractors in connection with professional service agreements for financial and legal services to be provided to the Company through various dates through September 2009. During the quarter ended June 30, 2009, the agreement with one of the contractors was modified and that individual returned 350,000 shares and the return of such shares was recorded utilizing the original fair market value at the time of issuance of $245,000.  Therefore, the net number of shares issued in connection with this transaction was reduced to 825,000 shares with a fair market value of $577,500.  The fair market value of these issuances have been recorded as additions to prepaid expenses and amortized over the applicable period. See Note 2 for additional information regarding the accounting for these additions to prepaid expenses.

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

In March 2009, the Company issued 541,667 common shares with a fair market value of $73,733 to employees under the Company's Employee Stock Ownership Plan in lieu of salaries. As this award related to relating to services to be provided to the Company through various dates throughout the balance of calendar 2009, the fair market value of these issuances have been recorded as additions to prepaid expenses and are being amortized over the applicable period. See Note 2 for additional information regarding the accounting for these additions to prepaid expenses.

In March 2009, the Company issued 65,400 restricted common shares at a price of $0.25 per share to a vendor in satisfaction of an invoice due in the amount of $16,350.

In April and May 2009, the Company issued 90,000 restricted common shares with a fair market value of $16,500 to third parties in satisfaction of claims and this amount was recorded as a non-cash expense on the date of issuance.

In June 2009 the Company issued 620,000 restricted common shares with a fair market value of $217,000 to several independent contractors in connection with professional service agreements for financial and legal services to be provided to the Company through May 2010. The fair market value of these issuances have been recorded as additions to prepaid expenses and amortized over the applicable period. See Note 2 for additional information regarding the accounting for these additions to prepaid expenses.

In June 2009, the Company issued 370,000 common shares with a fair market value of $129,500 to employees under the Company's Employee Stock Ownership Plan in lieu of salaries. As this award related to services to be provided to the Company through various dates throughout the balance of calendar 2009, the fair market value of these issuances have been recorded as additions to prepaid expenses and are being amortized over the applicable period. See Note 2 for additional information regarding the accounting for these additions to prepaid expenses.

In June 2009, the Company issued 10,000 restricted common shares with a fair market value of $3,500 to a former employee for consulting services.  As this award was in recognition of prior performance and fully vested upon issuance, the fair market value was recorded as a non-cash expense on the date of issuance.

In June 2009, the Company issued 250,000 restricted common shares with an assigned value of $164,481 (including $116,093 relating to the beneficial conversion feature of the notes) in connection with the issuance of convertible notes with a face of $250,000 due in December 2009.  See Note 3 for additional information regarding the accounting for the issuance of those notes.

In June 2009, two independent contractors exercised 1,200,000 and 250,000 options previously granted in April 2009.  As they elected to utilize the cashless exercise feature of those options, net amounts of 1,042,105 and 217,105 shares of restricted common stock were issued and the $125 related increase to the par value of common stock was charged to additional paid in capital.

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

In February 2009, the Company amended outstanding options for the purchase of 1,936,500 shares of common stock at exercise prices ranging from $0.75 to $1.50 per share at various dates from September 2010 through February 2013 and reduced the exercise prices to range from $0.25 to $0.58. These options were 100% vested upon issuance. The Company estimated the fair value of these options immediately before and after the amendment in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, determined the fair value to have increased by $21,160, and a recorded a non-cash expense of that amount on the date of the amendment.

In April 2009, the Company granted options for the purchase of 1,200,000 shares of restricted common stock at $0.05 per share for a period of five years to an independent contractor in connection with a professional services agreement. These options were 100% vested upon issuance and included a provision for a cashless exercise. The Company estimated the fair value of these options to be $43,200 and, reflecting the terms of the agreement, this amount has been recorded as an addition to prepaid expenses on the date of grant and is being amortized over the applicable service period.

In April 2009, the Company granted options for the purchase of 1,200,000 shares of restricted common stock at $0.05 per share for a period of five years to an officer of the Company. These options were 100% vested upon issuance and included a provision for a cashless exercise.  The Company estimated the fair value of these options to be $43,200 and, as this award was in recognition of past performance and fully vested upon issuance, recorded a non-cash expense of that amount on the date of grant.

In May 2009, the Company granted options for the purchase of 900,000 and 250,000 shares of restricted common stock at $0.05 per share for a period of five years to three employees of the Company and an independent contractor, respectively.  These options were 100% vested upon issuance and included a provision for a cashless exercise.  The Company estimated the fair value of these options to be $233,450 and, as these awards were in recognition of past performance and fully vested upon issuance, recorded a non-cash expense of that amount on the date of grant.

6)	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a stockholders’ deficit of $912,531 as of June 30, 2009 and incurred a net loss of $847,755 and $2,181,379 for the three and nine months, respectively, then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

However, the Company has seen steady sales orders for the patented industrial thermal spray technology and related powder formulas. Furthermore, the Company plans to continue raising capital through a series of private placement transactions during the next twelve months. It also plans to continue to expand sales by significantly increasing domestic marketing efforts, including pursuing major contracts through its network of strategic alliance relationships.  As a result of these factors, management believes it will have sufficient resources to meet the Company’s cash flow requirements for at least twelve months following the date of these financial statements.

7)	SUBSEQUENT EVENTS

In July 2009, the Company issued 750,000 shares of common stock and warrants for the purchase of 750,000 shares of restricted common stock at prices ranging from $0.05 to $0.25 per share for a period of five years to an independent contractor in connection with a professional services agreement. These options were 100% vested upon issuance, included a provision for a cashless exercise, and had an estimated fair value of $95,000 on the date of issuance.

In July 2009, the Company issued convertible notes in the amount of $100,000 under terms and conditions similar to the convertible notes issued in June 2009.  These notes mature in January 2010, accrue interest at 100% per annum, and the principal and accrued interest are convertible into common stock at any time at the option of the holder at seventy-five percent of the average closing price for the thirty-day period prior to the date of conversion.  Additionally, in connection with the issuance of these shares, the Company issued 100,000 restricted common shares.

In July 2009, an officer of the Company exercised 1,200,000 options previously granted in April 2009.  As he elected to utilize the cashless exercise feature of those options, the Company issued 1,077,551 shares of restricted common stock.

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

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

Results of Operations:

For the three months ended June 30, 2009 versus June 30, 2008

The Company reported sales of $103,203 and cost of sales of $98,791 for the quarter ended June 30, 2009. This is in comparison to sales of $903,327 and cost of sales of $458,027 for the quarter ended June 30, 2008. Gross profit for the quarter ended June 30, 2009 was $4,412, or 4%, a decrease of $440,888 and a decrease in gross margin as a percentage of sales compared to the gross profit for the quarter ended June 30, 2008 of $445,300, or 49%.  Sales and gross profits have declined due to general economic factors.

General and administrative expenses decreased to $738,911 for the quarter ended June 30, 2009 from $779,289 for the quarter ended June 30, 2008.  This decrease of $40,378, or 5%, was due reductions in consulting engineering expense to refine the thermal spray process and coatings as well as cost containment measures in the areas of marketing expenses and general overhead.

Other expense increased to $113,256 for the quarter ended June 30, 2009 from $87,458 for the quarter ended June 30, 2008. This increase of $25,798, or 29%, is related to Convertible Notes Payable and is directly attributable to the increase in the average outstanding balance of such indebtedness during fiscal 2009 compared to the prior period.

The net loss increased to $847,755, or $0.05, per share during the quarter ended June 30, 2009 from a net loss of $421,447, or $0.04, per share during the quarter ended June 30, 2008.  This increase of $426,308, or 101%, related to the changes in gross profit, general and administrative expenses, and other expenses as described above.

For the nine months ended June 30, 2009 versus June 30, 2008

The Company reported sales of $692,967 and cost of sales of $441,614 for the nine months ended June 30, 2009. This is in comparison to sales of $1,822,299 and cost of sales of $1,113,473 for the nine months ended June 30, 2008. Gross profit for the nine months ended June 30, 2009 was $251,353, or 36%, a decrease of $457,473 and a slight decrease in gross margin as a percentage of sales compared to the gross profit for the nine months ended June 30, 2008 of $708,826, or 39%.  While sales have declined due to general economic factors, gross profit as a percentage of sales has only slightly declined and this is attributable to reductions in system manufacturing costs and increased margins on powder sales compared to the prior period.

General and administrative expenses decreased to $2,164,597 for the nine months ended June 30, 2009 from $2,622,273 for the nine months ended June 30, 2008.  This decrease of $457,676, or 17%, was due reductions in consulting engineering expense to refine the thermal spray process and coatings as well as cost containment measures in the areas of financial consulting related to marketing expenses and general overhead.

Other expense increased to $268,135 for the nine months ended June 30, 2009 from $204,692 for the nine months ended June 30, 2008. This increase of $63,443, or 31%, was due to: a) An increase of $94,385, or 46%, in interest expense related to Convertible Notes Payable and is directly attributable to a comparable increase in the average outstanding balance of such indebtedness during fiscal 2009 compared to the prior period; and was offset by b) The recording of a gain of $30,942 related to the conversion of a portion of the Convertible Notes Payable into common stock during the quarter ended December 31, 2008.

The net loss increased to $2,181,379, or $0.16, per share during the nine months ended June 30, 2009 from a net loss of $2,118,139, or $0.23, per share during the nine months ended June 30, 2008.  This increase of $63,240, or 3%, related to the changes in gross profit, general and administrative expenses, and other expenses as described above.

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

During the nine months ended June 30, 2009, net cash used by operating activities was $297,267 and the Company incurred a net loss of $847,755. Additionally, at June 30, 2009, the Company had negative working capital of $750,506 and a stockholders’ deficit of $912,531. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company recognizes that in order to fulfill its plan of operations, it will need to seek financing from outside sources.  To this end, the Company is constantly pursuing private debt and equity sources.  However, there is no assurance that any future financing, if successful, will be sufficient to allow the Company to operate profitably or successfully. It is also the intention of the Company’s management to improve profitability by significantly increasing sales of its patented thermal spray process in calendar 2009 and 2010 while maintaining reasonable levels general and administrative expenses.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009.  In making this assessment, management used the criteria set forth by [the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment as further discussed in the following paragraph, management believes that the Company maintained effective internal control over financial reporting as of June 30, 2009.

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

During the nine months ended March 31, 2009 we have instituted additional levels of review and have retained the services of additional financial professionals with the requisite background and experience that coordinate and are responsible for our disclosure controls and procedures.

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

Date: August 14, 2009	XIOM Corp.

/s/ Andrew B. Mazzone
Andrew B. Mazzone
Chief Executive Officer/Chief Financial/Accounting Officer
(Principal Executive Officer)