Form 10-K
period 2009-09-30
Environmental Infrastructure Holdings Corp
filed 2010-01-13
CIK 1160479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSSION
WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the fiscal year ending September 30, 2009

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the transition period from   _________ to _________

Commission file number: 333-124704

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.

 (Exact name of registrant as specified  in its charter)

Delaware	32-0294481
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

Four Tower Bridge
200 Barr Harbor Drive, Ste. 400
West Conshohocken, PA  19428

(Address of Principal executive offices)

Issuer’s telephone number: (866) 629-7646

Securities registered under Section 12(b) of the “Exchange Act”
Common Share, Par Value, $.0001

(Title of each Class)

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes  ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes  ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                 ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐                                                                                     Accelerated filer   ☐
Non-accelerated filer  ☐  (Do not check if a smaller reporting company)            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $1,210,524 on March 31, 2009

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. There were 48,696,789 shares of the Company's common stock outstanding on January8, 2010.

Documents incorporated by reference:  None.

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.
ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended September 30, 2009

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K, the terms "we," "us," "our," and "our company" refer to ENVIROMENTAL INFRASTRUCTURE HOLDINGS CORP. ("EIHC"), a Delaware corporation formerly known as XIOM CORP and, unless the context indicates otherwise, includes our wholly-owned subsidiary, XIOM Corp., a Delaware Corporation.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This document contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "targets" and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under "Risk Factors" beginning on page 8.

The identification in this document of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

PART I

Item 1.  BUSINESS

ABOUT OUR COMPANY

Environmental Infrastructure Holdings Corp (“EIHC”, or “the Company”), formerly XIOM Corp,, was incorporated in Delaware on March 2, 1998. The company formally changed its name to EIHC in December 2009.

Spin-off from the former parent company

The former parent of EIHC, ThermalTec International, Corp. (“TTI”), now Accountabilities, Inc. and publicly traded under the symbol “ACTB”, was incorporated in 1994 under the laws of the State of Delaware. EIHC was spun-out of TTI in July of 2001 to its shareholders of record as of June 22, 2001, upon which each shareholder of TTI received one (1) share of EIHC common stock for every three (3) shares of TTI common stock. EIHC was spun-off because it had a specific technical focus that needed further development and TTI had intended to focus on specific target merger candidates involved in totally unrelated businesses. In May of 2001, TTI management determined that the combination of EIHC and these businesses would have been difficult to integrate, cause numerous management problems as well as accounting and financial reporting issues. As such, it was decided by the management of TTI that EIHC, as a wholly-owned subsidiary, would be better off as a separate stand alone company, able to focus on its own specific operations and business plan objectives. EIHC has been, since inception, engaged in the thermal spray coating industry. Its primary business objective is to continually refine and market their polymer based thermal spraying coating technology.

Investments in Joint Ventures and Other Outside Entities

In 2007, Xiom Corp provided equipment in kind and cash to co-found New Bedford Coatings, LLC, based in New Bedford, Massachussetts as an experimental test and shop facility to test coatings on large, commercial fishing boats.  To date, we own 47% of the LLC.  Additionally, in 2007, Xiom Corp received a 25% stake in Extreme Mobile Coatings Worldwide (OTCBB:  EMWW.OB) in exchange for granting an exclusive license for our anti-microbial powder coating technology in North America.  EMWW is a public company and intends to deploy its franchising concept of our technology in 2010.

Reorganization

On December 7, 2009, the Company reorganized its operations into a holding company structure (the “Reorganization”) whereby XIOM became a direct wholly owned subsidiary of the Company pursuant to an Agreement and Plan of Merger pursuant to Section 251(g) of the Delaware General Corporation Law (the “Merger Agreement”) dated as of December 7, 2009, by and among the Company, XIOM and EIHC Merger Co. (“Merger Sub”).

To effect the Reorganization, XIOM formed the Company as a wholly owned subsidiary, which in turn formed Merger Sub as a wholly owned subsidiary.  Pursuant to the Merger Agreement, Merger Sub then merged with and into XIOM (the “Merger”), with XIOM being the surviving entity.  In the Merger, each share of the common stock of Merger Sub issued and outstanding immediately prior to the Merger and held by the Company was converted into and exchanged for a share of XIOM common stock, par value $0.0001 (an “XIOM Common Share”), and Merger Sub’s corporate existence ceased.  Each XIOM Common Share issued and outstanding immediately prior to the Reorganization converted into and was exchanged for one common share, par value $0.0001 per share, of the Company (a “Company Common Share”), having the same rights, powers, preferences, qualifications, limitations and restrictions as the stock being converted and exchanged.  Immediately after the Merger, the Company Common Shares existing prior to the Merger were cancelled.

The certificate of incorporation and bylaws of the Company are identical to those of XIOM (other than provisions regarding certain technical matters, as permitted by Section 251(g) of the Delaware General Corporation Law), and the directors and officers of the Company are identical to the directors and officers of XIOM immediately prior to consummation of the Merger. XIOM’s stockholders will not recognize gain or loss for United States federal income tax purposes upon the conversion of the XIOM Common Shares.

Acquisition and merger

On December 7, 2009, Environmental Infrastructure Holdings Corp. (the “Company”), and its wholly owned subsidiary, XIOM Corp. (“XIOM”), entered into that a Membership Interest Purchase Agreement (the “Purchase Agreement”) dated as of December 7, 2009, by and among the Company, XIOM, and each of the persons who held membership interests (collectively, the “Sellers”) in Equisol, LLC (“Equisol”).  Pursuant to the Purchase Agreement, the Company acquired all of the issued and outstanding membership interests of Equisol, and in exchange, the Sellers received shares of common stock of the Company representing forty percent (40%) of the issued and outstanding shares of the common stock of the Company on a fully diluted basis (the “Acquisition”).

As a condition to the closing of the Acquisition, the Company and XIOM raised a total of $705,000 in capital for working capital purposes of the Company. Upon the completion of the Acquisition, Messrs. Parrish and Given were elected to the Board of Directors of the Company, and Mr. Parrish was named President, CEO and Chairman of the Company.

Equisol is an equipment solutions provider, delivering environmentally friendly products, services and engineering solutions to its customers.  Equisol has a broad range of services, including those identified below, and a national presence that makes it different from any other consulting, manufacturing, distribution, engineering or service company in the environmental industry.

Consulting - On-site system reviews/audits and phone consultation services to answer questions on existing equipment systems to help customers determine the best available technology for their application needs.

Design - Equipment solutions that meet both customer's application needs and their budgets. These solutions can range from simple feed and control systems to full turn-key equipment packages.

Sales - Access to a wide range of products that represent the best available technology in the water industry. Equisol’s model is unique because Equisol can procure from many different suppliers instead of being tied to a few key principle suppliers that may not have the best solution for an application. Equisol can sell complete equipment systems, basic Maintenance, Repair, and Operations (MRO) components, or spare parts depending upon the need of a customer.

Fabrication - In order to eliminate the need to build equipment systems on-site from many different pieces and parts, Equisol can have systems fabricated as a complete turn-key skid and delivered to the plant. This provides a way to test the equipment prior to delivery and decrease the time needed for installation. Complete documentation, drawings, and system P&IDs are provided for each system.

Installation - Equisol uses its expertise to make sure the right equipment is installed correctly every time. With installation, Equisol also offer start-up and commissioning services as well as operator training.  Equisol also has certified tank installers on staff to meet storage compliance and certification needs of customers.

Services - Both preventative maintenance and emergency response services to ensure customers’ automation and instrumentation equipment is functioning properly.

Where you can find us

Our corporate offices  are located at Four Tower Bridge,200 Barr Harbor Drive, Ste. 400,West Conshohocken, PA  19428.The main telephone number is (866) 629-7646.  Our website is http://www.xiom-corp.com.  Any information contained on our website should not be considered as part of this prospectus.  The information contained on our website is used for disseminating sales and marketing purposes.

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

The company’s plastic spray technology is unique and has patents issued and pending.   The patents cover technology and processes to apply and deliver powder coatings through a specialized spray system that allows those coatings to be applied both on site and in a factory.  The patents will last, upon issuance for a period of 17 years, unless other patents are applied for.  With our process, the on-site plastic powder coating process, you can deposit coatings on wood, steal, fiberglass, concrete and plastic – a variety of substrates not all available to traditional powder coating.  Our process is quick, does not use an expensive oven for curing and can be used both outside and inside a building.

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

Unlike most painting systems, XIOM’s coatings have no dripping and overspray problems and absolutely no VOCs.  XIOM materials cure instantly after being applied and no curing ovens are needed.  Due to the fact that the entire XIOM system weighs just seventy pounds, the entire system can be easily used onsite.  The company is acting on its belief that there is a demand for plastic coatings applied outside a factory setting; the company cannot prove that its belief is accurate.

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

Employees:

As of December 31, 2009, we employed approximately 45 persons.  None of our employees are covered by collective bargaining agreements.  We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks and uncertainties described below and all other information contained in this prospectus before deciding to invest in shares of our common stock.  While all risks and uncertainties that we believe to be material to our business and therefore the value of our common stock are described below, it is possible that other risks and uncertainties that affect our business will arise or become material in the future.

If we are unable to effectively address these risks and uncertainties, our business, financial condition or results of operations could be materially and adversely affected.  In this event, the value of our common stock could decline and you could lose part or all of your investment.

Risks Related To Our Business

EIHC has incurred losses since inception and expects to incur significant net losses in the foreseeable future and may never become profitable.

Since our inception, we have incurred significant losses and negative cash flows from operations.  As of September 30, 2009, we had an accumulated deficit of $11,628,000, and anticipate incurring additional losses for at least the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products.  In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations.  Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently, and successfully complete the development of our products, which may include manufacturing and marketing our products.  There can be no assurance that any such events will occur or that we will ever become profitable.  Even if we do achieve profitability, we cannot predict the level of such profitability.  If we sustain losses over an extended period of time, we may be unable to continue our business.

Our independent registered public auditors issued a report for the fiscal year ended September 30, 2009, that contained a “going concern” explanatory paragraph.

Our independent registered public auditors issued a report on their audit of our financial statements as of and for the fiscal year ended September 30, 2009. The independent registered auditor’s report contains an explanatory paragraph indicating that the net losses we have incurred and our working capital deficit raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully read the independent registered public auditor’s report and examine our financial statements.

We continue to need to obtain significant additional capital to fund our operations, and we may be unable to obtain such financing at all or on acceptable terms.  If we are unable to obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development or may be unable to continue our business.

The development of our products will require a commitment of substantial funds, to conduct the costly and time-consuming research, necessary to fully commercialize our products. Our future capital requirements will depend on many factors, including:

•	the cost of prosecuting, defending and enforcing patent claims and other intellectual property rights;
•	the cost of manufacturing our products;
•	competing technological and market developments; and
•	our ability to establish and maintain collaborative and other arrangements with third parties to assist in bringing our products to market and the cost of such arrangements.

There can be no assurance that we will not need additional capital sooner than currently anticipated.

We will need to raise substantial additional capital to fund our future operations.  We cannot be certain that additional financing will be available on acceptable terms, or at all.  In recent years, it has been difficult for companies to raise capital due to a variety of factors, which may or may not continue.  To the extent we raise additional capital through the sale of equity securities, the ownership position of investors in this offering and our existing stockholders could be substantially diluted.  If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock.  Fluctuating interest rates could also increase the costs of any debt financing we may obtain.

To date, we have incurred significant expenses in product development and administration in order to ready our products for market. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. Additionally, more capital may be required in the event that:

•	we incur unexpected costs in completing the development of our technology or encounter any unexpected
•	we incur delays and additional expenses as a result of technology failure;
•	we are unable to create a substantial market for our product and services; or
•	we incur any significant unanticipated expenses.

Failure to successfully address ongoing liquidity requirements will have a material adverse effect on our business.  If we are unable to obtain additional capital on acceptable terms when needed, we may be required to take actions that harm our business and our ability to achieve cash flow in the future, including possibly the surrender of our rights to some technologies or product opportunities, curtailing or ceasing operations.

If we obtain additional financing, you may suffer significant dilution.

Because we have generated only limited revenues since commencing operations, we are dependent on raising additional financing through private and public financing sources and strategic alliances with larger companies to fund our short and long-term operations. As a result, we have been and likely will be required to issue securities to obtain such funds, which issuances have in the past and will in the future dilute the percentage ownership of our stockholders. In an effort to preserve cash and to better align the long term interests of our consultants and those with whom we conduct business with our long term interests, we have been issuing securities as payment in lieu of cash, which also has a dilutive effect on outstanding securities. This dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock. In addition, the new securities may have rights, preferences or privileges senior to those of our common stock. For example, in October 2008 the Company issued 1,175,000, restricted common shares with a fair market value of $822,500 to several independent contractors in connection with professional service agreements for financial and legal services to be provided to the Company through various dates through September 2009. In November 2008, the Company issued 308,333 common shares with a fair market value of $135,667 to employees under the Company's Employee Stock Ownership Plan. In November 2008, the Company issued 320,191 restricted common shares with a fair market value of $128,056 in connection with the conversion of Convertible Notes Payable. In February 2009, the Company issued 12,500 restricted common shares with a fair market value of $18,750 to an employee in connection with a severance agreement. In February 2009, Company issued 121,048 restricted common shares at a price of $0.15 per share to one holder of the Convertible Notes Payable in satisfaction of accrued interest due in the amount of $18,157. In March 2009, the Company issued 1,225,000 restricted common shares with a fair market value of $163,000 to several independent contractors in connection with professional service agreements for financial and legal services to be provided to the Company through various dates through February 2011. In March 2009, the Company issued 541,667 common shares with a fair market value of $73,733 to employees under the Company's Employee Stock Ownership Plan in lieu of salaries. In March 2009, the Company issued 65,400 restricted common shares at a price of $0.25 per share to a vendor in satisfaction of an invoice due in the amount of $16,350. In April and May 2009, the Company issued 90,000 restricted common shares with a fair market value of $16,500 to third parties in satisfaction of claims and this amount was recorded as a non-cash expense on the date of issuance.

In June 2009 the Company issued 620,000 restricted common shares with a fair market value of $217,000 to several independent contractors in connection with professional service agreements for financial and legal services to be provided to the Company through May 2010. In June 2009, the Company issued 370,000 common shares with a fair market value of $129,500 to employees under the Company's Employee Stock Ownership Plan in lieu of salaries. In June 2009, the Company issued 10,000 restricted common shares with a fair market value of $3,500 to a former employee for consulting services. In June 2009, the Company issued 250,000 restricted common shares with an assigned value of $164,481 (including $116,093 relating to the beneficial conversion feature of the notes) in connection with the issuance of convertible notes with a face of $250,000 due in December 2009. In June 2009, two independent contractors exercised options previously granted in April 2009 for the purchase of 1,200,000 and 250,000 shares of common stock.  As they elected to utilize the cashless exercise feature of those options, net amounts of 1,042,105 and 217,105 shares of restricted common stock were issued. In July 2009, the Company issued 195,000 common shares with a fair market value of $84,550 to three independent contractors for financial and legal services.  In July 2009, the Company issued 100,000 restricted common shares with an assigned value of $59,973 (including $41,678 relating to the beneficial conversion feature of the notes) in connection with the issuance of convertible notes with an aggregate face value of $100,000 due in January 2010. In July 2009, the Company issued 155,000 common shares with a fair market value of $75,950 to two officers of the Company under the Company's Employee Stock Ownership Plan in lieu of salaries. In July 2009, an officer of the Company exercised options for the purchase of 1,200,000 shares of common stock.  As he elected to utilize the cashless exercise feature of those options, the net amount of 1,077,551 shares of restricted common stock were issued. In August 2009, the Company issued 75,000 common shares with a fair market value of $30,000 to an independent contractor for financial services. In August 2009, an officer of the Company exercised options for the purchase of 300,000 shares of common stock.  As he elected to utilize the cashless exercise feature of those options, the net amount of 261,539 shares of restricted common stock were issued. In August 2009, the Company issued 1,200 common shares with a fair market value of $475 to an independent contractor for consulting services. In August 2009, the Company issued 100,000 restricted common shares with an assigned value of $32,000 (including $4,383 relating to the beneficial conversion feature of the note) in connection with the issuance of a convertible note with a face of $100,000 due in February 2010.

We may not successfully establish and maintain collaborative and licensing arrangements, which could adversely affect our ability to develop and commercialize our products.

Our technological strategy includes developing our powder technology as well as establishing collaborations and licensing agreements with other companies. We may not be able to maintain or expand these licenses and collaborations or establish additional licensing and collaboration arrangements necessary to develop and commercialize our products. Even if we are able to maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms and may contain provisions that will restrict our ability to develop, test and market our products.  Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our products.

We expect to rely at least in part on third-party collaborators to perform a number of activities relating to the development and commercialization of our products, including the manufacturing of product materials and the design for our products.  Our collaborative partners may also have or acquire rights to control aspects of our product development.  As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate. In addition, if any of these collaborative partners withdraw support for our programs or products or otherwise impair their development, our business could be negatively affected.  To the extent we undertake any of these activities internally, our expenses may increase.

In addition, our success depends on the performance of our collaborators of their responsibilities under these arrangements.  Some potential collaborators may not perform their obligations in a timely fashion or in a manner satisfactory to us.  Because such agreements may be exclusive, we may not be able to enter into a collaboration agreement with any other company covering the same field during the applicable collaborative period.  In addition, our collaborators’ competitors may not wish to do business with us at all due to our relationship with our collaborators.  If we are unable to enter into additional product discovery and development collaborations, our ability to sustain or expand our business will be significantly diminished.

If we are unable to create and maintain sales, marketing and distribution capabilities or enter into agreements with third parties to perform those functions, we will not be able to commercialize our products.

We currently have limited sales, marketing or distribution capabilities.  Therefore, to commercialize our products, if and when such products are ready for marketing, we expect to collaborate with third parties to perform these functions.  We have limited experience in developing, training or managing a sales force and will incur substantial additional expenses if we decide to market any of our future products directly.  Developing a marketing and sales force is also time consuming and could delay launch of our future products.  In addition, we will compete with many companies that currently have extensive and well-funded marketing and sales operations.  Our marketing and sales efforts may be unable to compete successfully against these companies.

The industry in which we operate is highly competitive, and competitive pressures from existing and newcompanies could have a material adverse effect on our financial condition and results of operations.

The industry in which we operate is highly competitive and influenced by the following:

•	advances in technology;
•	new product introductions;
•	evolving industry standards;
•	product improvements;
•	rapidly changing customer needs;
•	intellectual property invention and protection;
•	marketing and distribution capabilities;
•	competition from highly capitalized companies;
•	ability of customers to invest in information technology; and
•	price competition.

We can give no assurance that we will be able to compete effectively in our markets.  Many of our competitors have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with business and consumer products companies and production facilities than us.

We may encounter difficulties managing our growth, which could adversely affect our business.

Our strategy includes entering into and working on simultaneous technology discovery and development programs across multiple markets.  We expect to continue to grow to meet our strategic objectives.  If our growth continues, it will continue to place a strain on us, our management and our resources.  Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures, and to attract and retain sufficient numbers of talented employees.  We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals.  If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly.

We may not be able to manufacture our planned products in sufficient quantities at an acceptable cost, or at all, which could harm our future prospects.

We lease a single manufacturing facility.  If any of our proposed products become available for widespread sale, we may not be able to arrange for the manufacture of such product in sufficient quantities at an acceptable cost, or at all, which could materially adversely affect our future prospects.

Compliance with the Sarbanes-Oxley Act of 2002 will result in increased expenditures.

We are exposed to significant costs and risks associated with complying with increasingly stringent and complex regulation of corporate governance and disclosure standards. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations require a growing expenditure of management time and external resources. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls, and attestations of the effectiveness of our internal controls by our independent registered auditors.  Although we are not currently required to comply with all of the requirements of Section 404, we have begun the process of documenting and testing our internal controls. This process could result in our needing to implement measures to improve our internal controls. Any failure by us to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. This process may also require us to hire additional personnel and outside advisory services and will result in significant accounting and legal expenses.

Risks Related To Our Industry

Our products may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands.

Our industry is characterized by rapid changes in technology and customer demands. As a result, our products may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, our products must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced products to emerging industry standards, and our new products may not be favorably received.

If we are unable to attract and retain key personnel and advisors, it may adversely affect our ability to obtain financing, pursue collaborations or develop our products.

We are highly dependent on Michael Parrish, Chairman and Chief Executive Officer, Andrew Mazzone, our principal accounting officer, James Weber, the president of our subsidiary, XIOM Corp, and Kurt Given, president our subsidiary, Equisol, LLC.  Our future success depends on our ability to attract, retain and motivate highly qualified management and scientific, development and commercial personnel and advisors.  To pursue our business strategy, we will need to hire or otherwise engage qualified personnel and managers, including personnel with expertise in discovery, development, manufacturing, marketing and sales.  Competition for qualified personnel is intense among companies, academic institutions and other organizations.  If we are unable to attract and retain key personnel and advisors, it may negatively affect our ability to successfully develop, test and commercialize our products and could have a material adverse effect on our proposals, financial condition and results of operations.

We may be sued for product liability, which could adversely affect our business.

Because our business strategy involves the development and sale by either us or our collaborators of commercial products incorporating our powder coating technology, we may be sued for product liability. We may be held liable if any product we develop and commercialize, or any product our collaborators commercialize that incorporates any of our technology, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing, sale or consumer use.

If we and our collaborators commence sale of commercial products, we will need to obtain additional product liability insurance, and this insurance may be prohibitively expensive, or may not fully cover our potential liabilities.  Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or our product discovery and development collaborators.  We may be obligated to indemnify our product discovery and development collaborators for product liability or other losses they incur.  Any indemnification we receive from such collaborators for product liability that does not arise from our technology may not be sufficient to satisfy our liability to injured parties. If we are sued for any injury caused by our products or products incorporating our technology or any other products we develop, our liability could exceed our total assets.

Risks Related To Intellectual Property and Technology

If our products are not effectively protected by valid, issued patents or if we are not otherwise able to protect our proprietary information, it could harm our business.

The success of our operations will depend in part on our ability and that of our licensors to:

•	obtain any necessary patent protections for new technologies both in the United States and in other countires with substantial markets;
•	defend patents once obtained;
•	maintain trade secrets and operate without infringing upon the patents and proprietary rights of others; and
•
obtain appropriate licenses upon reasonable terms to patents or proprietary rights held by others that are necessary or useful to us in commercializing our technology, both in the United States and in other countries with substantial markets.

In the event we are not able protect our intellectual property and proprietary information, our business will be materially harmed.

We may not have adequate protection for our unpatented proprietary information, which could adversely affect our competitive position.

In addition to any patents that we may apply for in the future, we will substantially rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.  However, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology.  To protect our trade secrets, we may enter into confidentiality agreements with employees, consultants and potential collaborators.  However, these agreements may not provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information.  Likewise, our trade secrets or know-how may become known through other means or be independently discovered by our competitors.  Any of these events could prevent us from developing or commercializing our products.

Our ability to compete in the powder coating market may decline if we do not adequately protect our proprietary technologies.

Because of the substantial length of time and expense associated with the development of new products, we, along with the rest of the industry, place considerable importance on obtaining and maintaining patent protection for new technologies, products and processes.  Our success will depend in part on our ability to obtain and maintain intellectual property that protects our technologies and technology products.  Patent positions may be highly uncertain and may involve complex legal and factual questions for which we seek patent protection.  No consistent standard regarding the allowance or enforceability of claims in many of our pending patent applications has emerged to date.  As a result, we cannot predict the breadth of claims that will ultimately be allowed in any future patent applications, if any, including those we have in-licensed or the extent to which we may enforce these claims against our competitors. The degree of future protection for our proprietary rights is therefore highly uncertain and we cannot assure you that:

•	we will be the first to file patent applications or to invent the subject matter claimed in patent applications thatwe file, if any, which relate to the technologies upon which we rely;
•	others will not independently develop similar or alternative technologies or duplicate any of ourtechnologies;
•	any of our potential patent applications will result in issued patents;
•	any of our potential patent applications will not result in interferences or disputes with third parties regardingpriority of invention;
•
any patents that may be issued to us, our collaborators or our licensors will provide a basis for commerciallyviable products or will provide us with any competitive advantages or will not be challenged by third parties;

•	we will develop any proprietary technologies that are patentable;
•	the patents of others will not have an adverse effect on our ability to do business; or
•	new proprietary technologies from third parties, including existing licensors, will be available for licensing to us on reasonable commercial terms, if at all.

In addition, patent law outside the United States is uncertain and in many countries intellectual property laws are undergoing review and revision. The laws of some countries do not protect intellectual property rights to the same extent as domestic laws. It may be necessary or useful for us to participate in opposition proceedings to determine the validity of our competitors’ patents or to defend the validity of any of our or our licensor’s future patents, which could result in substantial costs and would divert our efforts and attention from other aspects of our business.

Technologies licensed to us by others, or in-licensed technologies, are important to our business. In particular, we depend on certain technologies relating to technology licensed to us, as well as our relationships with various communications, software and integrator companies.  In addition, we may in the future acquire rights to additional technologies by licensing such rights from existing licensors or from third parties.  Such in-licenses may be costly.  Also, we generally do not control the patent prosecution, maintenance or enforcement of in-licensed technologies.  Accordingly, we are unable to exercise the same degree of control over this intellectual property as we do over our internally developed technologies. If we cannot maintain the confidentiality of our technologies and other confidential information in connection with our collaborations, our ability to protect our proprietary information or obtain patent protection in the future may be impaired, which could have a significant adverse effect on our business, financial condition and results of operations.

Disputes concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and extremely costly and could delay our research and development efforts.

Our commercial success, if any, will be significantly harmed if we infringe the patent rights of third parties or if we breach any license or other agreements that we have entered into with regard to our technology or business.

We are aware of other companies and academic institutions that have been performing research in the areas of powder coating technology.  To the extent any of these companies or academic institutions currently have, or obtain in the future, broad patent claims, such patents could block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered technologies or otherwise conducting our business.  In addition, it is possible that some of the new technologies that are discovered using our technology may not be patentable or may be covered by intellectual property of third parties.

We are not currently a party to any litigation, interference, opposition, protest, reexamination or any other potentially adverse governmental, ex parte or inter-party proceeding with regard to our patent or trademark positions.  However, the technology industries are characterized by extensive litigation regarding patents and other intellectual property rights.  Many technology companies have employed intellectual property litigation as a way to gain a competitive advantage.  If we become involved in litigation, interference proceedings, oppositions, reexamination, protest or other potentially adverse intellectual property proceedings as a result of alleged infringement by us of the rights of others or as a result of priority of invention disputes with third parties, we might have to spend significant amounts of money, time and effort defending our position and we may not be successful.  In addition, any claims relating to the infringement of third-party proprietary rights or proprietary determinations, even if not meritorious, could result in costly litigation, lengthy governmental proceedings, divert management’s attention and resources, or require us to enter into royalty or license agreements that are not advantageous to us.

Should any person have filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in an interference proceeding declared by the relevant patent regulatory agency to determine priority of invention and, thus, the right to a patent for these inventions in the United States.  Such a proceeding could result in substantial cost to us even if the outcome is favorable.  Even if successful on priority grounds, an interference action may result in loss of claims based on patentability grounds raised in the interference action.  Litigation, interference proceedings or other proceedings could divert management’s time and efforts.  Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management’s time and disruption in our business.  Uncertainties resulting from initiation and continuation of any patent proceeding or related litigation could harm our ability to compete and could have a significant adverse effect on our business, financial condition and results of operations.

An adverse ruling arising out of any intellectual property dispute, including an adverse decision as to the priority of our inventions, could undercut or invalidate our intellectual property position.  An adverse ruling could also subject us to significant liability for damages, including possible treble damages, prevent us from using technologies or developing products, or require us to negotiate licenses to disputed rights from third parties.  Although patent and intellectual property disputes in the technology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include license fees and ongoing royalties.  Furthermore, necessary licenses may not be available to us on satisfactory terms, if at all.  Failure to obtain a license in such a case could have a significant adverse effect on our business, financial condition and results of operations.

Risks Related to Our Fluctuating Operating Results, Possible Acquisitions and Management of Growth

We expect that our results of operations will fluctuate from period to period, and this fluctuation could cause our stock price to decline, causing investor losses.

Our operating results could vary significantly in the future based upon a number of factors, including many factors over which we have little or no control.  We operate in a highly dynamic industry and future results could be subject to significant fluctuations.  These fluctuations could cause us to fail to meet or exceed financial expectations of securities analysts or investors, which could cause our stock price to decline rapidly and significantly.  Revenue and expenses in future periods may be greater or less than revenue and expenses in the immediately preceding period or in the comparable period of the prior year.  Therefore, period-to-period comparisons of our operating results are not necessarily a good indication of our future performance.  Some of the factors that could cause our operating results to fluctuate include:

•	our ability to develop technology;

•	our ability or the ability of our product discovery and development collaborators to incorporate our technology;
•	our receipt of milestone payments in any particular period;
•	the ability and willingness of collaborators to commercialize products incorporating our technology on expected timelines, or at all;
•
our ability to enter into product discovery and development collaborations and technology collaborations, orto extend the terms of any existing collaboration agreements, and our payment obligations, expected revenue and other terms of any other agreements of this type;

•	the demand for our future products and our collaborators’ products containing our technology; and
•	general and industry specific economic conditions, which may affect our collaborators’ research anddevelopment expenditures.

If we acquire products, technologies or other businesses, we will incur a variety of costs, may have integration difficulties and may experience numerous other risks that could adversely affect our business.

To remain competitive, we plan to acquire additional businesses, products and technologies and we currently are actively seeking material acquisitions that complement our business.  We have limited experience in identifying acquisition targets, successfully acquiring them and integrating them into our current infrastructure.  We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future without a significant expenditure of operating, financial and management resources, if at all.  In addition, future acquisitions could require significant capital infusions and could involve many risks, including, but not limited to, the following:

•	we may have to issue convertible debt or equity securities to complete an acquisition, which would dilute ourstockholders and could adversely affect the market price of the common stock;
•
an acquisition may negatively impact our results of operations because it may require us to incur large one-time charges to earnings, amortize or write down amounts related to goodwill and other intangible assets, or incur or assume substantial debt or liabilities, or it may cause adverse tax consequences, substantial depreciation or deferred compensation charges;

•	we may encounter difficulties in assimilating and integrating the business, technologies, products, personnelor operations of companies that we acquire;
•	certain acquisitions may disrupt our relationship with existing collaborators who are competitive to theacquired business;
•	acquisitions may require significant capital infusions and the acquired businesses, products or technologiesmay not generate sufficient revenue to offset acquisition costs;
•	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract ourmanagement;
•	acquisitions may involve the entry into a geographic or business market in which we have little or no priorexperience; and
•	key personnel of an acquired company may decide not to work for us.

Any of the foregoing risks could have a significant adverse effect on our business, financial condition and results of operations.

To the extent we enter markets outside of the United States, our business will be subject to political, economic, legal and social risks in those markets, which could adversely affect our business.

There are significant regulatory and legal barriers in markets outside the United States that we must overcome to the extent we enter or attempt to enter markets in countries other than the United States.  We will be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws.  We also may experience difficulties adapting to new cultures, business customs and legal systems.  Any sales and operations outside the United States would be subject to political, economic and social uncertainties including, among others:

•	changes and limits in import and export controls;
•	increases in custom duties and tariffs;
•	changes in currency exchange rates;
•	economic and political instability;
•	changes in government regulations and laws;
•	absence in some jurisdictions of effective laws to protect our intellectual property rights; and
•	currency transfer and other restrictions and regulations that may limit our ability to sell certain products orrepatriate profits to the United States.

Any changes related to these and other factors could adversely affect our business to the extent we enter markets outside the United States.

Risks Related to our Common Stock; Liquidity Risks

The price of our common stock is expected to be volatile and an investment in common stock could decline in value.

The market price of our common stock, and the market prices in general for securities of companies in our industry, are expected to be highly volatile.  The following factors, in addition to other risk factors described in this filing, and the potentially low volume of trades in common stock, may have a significant impact on the market price of common stock, some of which are beyond our control:

•	announcements of technological innovations and discoveries by us or our competitors;
•	developments concerning any research and development, manufacturing, and marketing collaborations;
•	new products or services that we or our competitors offer;
•	actual or anticipated variations in operating results;
•	the initiation, conduct and/or outcome of intellectual property and/or litigation matters;
•	changes in financial estimates by securities analysts;
•	conditions or trends in technology or software industries;
•	changes in the economic performance and/or market valuations of other technology companies;
•	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	additions or departures of key personnel;
•	global unrest, terrorist activities, and economic and other external factors; and
•	sales or other transactions involving our common stock.

The stock market in general has recently experienced relatively large price and volume fluctuations.  In particular, market prices of securities of technology companies have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies.  Continued market fluctuations could result in extreme volatility in the price of common stock, which could cause a decline in the value of common stock.  Prospective investors should also be aware that price volatility may be worse if the trading volume of common stock is low.

It is not anticipated that there will be an active public market for shares of our common stock in the near term, and you may have to hold your shares of common stock for an indefinite period of time. You may be unable to resell a large number of your shares of common stock within a short time frame or at or above their purchase price.

There is not an active public or other trading market for our common stock, and there can be no assurance that any market will develop or be sustained after the completion of this offering.  Because our common stock is expected to be thinly traded, an investor cannot expect to be able to liquidate its investment in case of an emergency or if it otherwise desires to do so.  Large transactions in common stock may be difficult to conduct in a short period of time.  Further, the sale of shares of common stock may have adverse federal income tax consequences.

It is more difficult for our shareholders to sell their shares because we are not, and may never be, eligible for the Nasdaq Stock Market or any National Stock Exchange.

We are not presently, nor is it likely that for the foreseeable future we will be, eligible for inclusion in the Nasdaq Stock Market or for listing on any United States national stock exchange.  To be eligible to be included in the Nasdaq Stock Market, a company is required to have not less than $4,000,000 of stockholders’ equity, a public float with a market value of not less than $5,000,000, and a minimum bid price of $4.00 per share. At the present time, we are unable to state when, if ever, we will meet the Nasdaq Stock Market application standards.  Unless we are able to increase our net worth and market valuation substantially, either through the accumulation of surplus out of earned income or successful capital raising financing activities, we will not be able to meet the eligibility requirements of the Nasdaq Stock Market.  As a result, it will more difficult for holders of our common stock to resell their shares to third parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock.

Substantial future issuances of our common stock could depress our stock price.

The market price for our common stock could decline, perhaps significantly, as a result of issuances of a large number of shares of our common stock in the public market or even the perception that such issuances could occur.  Sales of a substantial number of shares of common stock, or the perception that holders of a large number of shares intend to sell their shares, could depress the market price of our common stock.

Directors and officers of the Company will have a high concentration of our common stock ownership.

Based on the aggregate number of shares of our common stock that are outstanding as of January 8, 2010, our officers and directors beneficially own approximately 50.9% of our outstanding common stock.  Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of the Company.  Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of our Board of Directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

Changes in, or interpretations of, accounting rules and regulations, such as expensing of stock options and other stock-based compensation, could result in unfavorable accounting charges or require us to change our compensation policies.

Accounting methods and policies, including policies governing revenues recognition, expenses, and accounting for stock options and other forms of stock-based compensation are subject to further review, interpretation and guidance from relevant accounting authorities, including the SEC. Changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this prospectus. Prior to January 1, 2006, we were not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair market value of our common stock at the date of grant.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123R”). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123.  However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We were required to adopt SFAS No. 123R on January 1, 2006, and have adopted it as of that date.

Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on the presentation of our results of operations if we utilize stock-based compensation to reward and incentivize employees and others who contribute to our growth and success, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of sharebased payments granted in the future and the assumptions for the variables which impact the computation.

We may rely heavily on stock options to motivate existing employees and to attract new employees. When we are required to expense stock options, we may then choose to reduce our reliance on stock options as a motivation tool. If we decide to reduce our potential use of stock options in the future, it may be more difficult for us to attract and retain qualified employees.  However, if we decide to not reduce our reliance on stock options in the future, it will decrease our reported earnings.

We do not expect to make dividend payments in the foreseeable future.

The Company has never declared or paid any cash dividends on its common stock. For the foreseeable future, the Company intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including the Company's financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors consider relevant.

The fact that we are subject to Penny Stock Regulation may make it less appealing for a broker-dealer to engage in transactions involving our securities.

The Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by such rules, the broker dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker dealer must also disclose the commission payable to both the broker dealer and the registered representative, current quotations for the securities and, if the broker dealer is the sole market maker, the broker dealer must disclose this fact and the broker dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Broker-dealers must wait two business days after providing buyers with disclosure materials regarding a security before effecting a transaction in such security. Consequently, the “penny stock” rules restrict the ability of broker dealers to sell our securities and affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities, thereby affecting the liquidity of the market for our common stock.

Stockholders should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or more broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•
the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

Item 2. PROPERTY

EIHC leases approximately 7,000 square feet of manufacturing and warehouse facility in West Babylon, New York pursuant to a four-year lease at $5,000 per month. In addition, the Company leases a 2,000 square foot training and testing facility adjacent to the above space on a month-to-month basis for $1,300 per month. Rent expense for fiscal 2009 and 2008 was approximately $95,000 per annum. The manufacturing and warehouse facility is adequate for the needs of the Company at this time. However, if it were necessary to expand the manufacturing and warehouse capacity, the Company would need to relocate its facilities, at an additional cost per month. Such location would be relatively easy to locate, however the initial cost of moving might be substantial.

In addition, as a result of the acquisition of Equisol, LLC in December, 2009, the Company acquired leased facilities in Conshohocken, PA, Baton Rouge, LA, and Kemah, TX. The Company is in the process of relocating its Corporate Headquarters to Conshohocken, PA.

Item 3. LEGAL PROCEEDINGS

On December 22, 2009, the Company received a notice from holders of $820,000 of its convertible notes that the Company was in default of its obligations under the notes, and acceleration and demand for payment of the face amount of the notes and all accrued and unpaid interest. The Company is in the process of reviewing these claims, however, in the event that the holders proceed to legal proceedings, and prevail in such action, it would have a material effect on the Company’s financial position.

We are not aware of any other litigation, pending, or threatened at this time. We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial postion or results of operations.

Indemnification of Officers and Directors

At present we have not entered into individual indemnity agreements with our Officers or Directors.  However, our By-Laws and Certificate of Incorporation provide a blanket indemnification that we shall indemnify, to the fullest extent under Delaware law, our directors and officers against certain liabilities incurred with respect to their service in such capabilities.  In addition, the Certificate of Incorporation provides that the personal liability of our directors and officers and our stockholders for monetary damages will be limited.

Item 4. Submission of Matters to a Vote of Security Holders

None

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

General:

The authorized capital stock consists of 50,000,000 shares of common stock, par value $.0001 per share. As of January 8, 2010, there were 48,696,789 shares of Common Stock issued and outstanding. This does not include shares underlying warrants or options yet to be exercised. The following summary description of the Common Stock is qualified in its entirety by reference to the Company's Certificate of Incorporation and all amendments thereto.

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

Price Ranges of XIOM CORP. Common Stock:

Market Information:

The Company’s Common Stock is traded on the NASD OTC Bulletin Board under the symbol “XMCP.OB” commencing on or about December 18, 2006.

There is currently a limited trading market for the Company’s Common Stock with the price being very volatile.  The following table shows the reported high and low closing prices per share for our common stock through September 30, 2009.  Since that date through January 8, 2010, the closing price per share has been between $0.45 and $0.22.

	High	Low
Fiscal 2009:
Fourth quarter	$0.49	$0.21
Third quarter	0.46	0.09
Second quarter	0.35	0.10
First quarter	0.75	0.12

Fiscal 2008:
Fourth quarter	$1.81	$0.52
Third quarter	2.19	1.50
Second quarter	2.90	1.05
First quarter	1.60	1.05

Liquidation:

In the event of a liquidation of the Company, all stockholders are entitled to a pro rata distribution after payment of any claims.

Dividend Policy:

The Company has never declared or paid cash dividends on its common stock and anticipates that all future earnings will be retained for development of its business.  The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, funds legally available, future earnings, capital requirements, the financial condition of the Company and general business conditions.

Stock Transfer Agent:

Our transfer agent and registrar of the Common Stock is Manhattan Transfer Registrar Company, P.O. Box 756, Miller Place, NY  11764, (631) 928-7655 , (631) 928-6171 Fax

Sales of Unregistered Securities

In October 2008 the Company issued 1,175,000, restricted common shares with a fair market value of $822,500 to several independent contractors in connection with professional service agreements for financial and legal services to be provided to the Company through various dates through September 2009. In November 2008, the Company issued 320,191 restricted common shares with a fair market value of $128,056 in connection with the conversion of Convertible Notes Payable. In February 2009, the Company issued 12,500 restricted common shares with a fair market value of $18,750 to an employee in connection with a severance agreement. In February 2009, Company issued 121,048 restricted common shares at a price of $0.15 per share to one holder of the Convertible Notes Payable in satisfaction of accrued interest due in the amount of $18,157. In March 2009, the Company issued 1,225,000 restricted common shares with a fair market value of $163,000 to several independent contractors in connection with professional service agreements for financial and legal services to be provided to the Company through various dates through February 2011. In March 2009, the Company issued 65,400 restricted common shares at a price of $0.25 per share to a vendor in satisfaction of an invoice due in the amount of $16,350. In April and May 2009, the Company issued 90,000 restricted common shares with a fair market value of $16,500 to third parties in satisfaction of claims and this amount was recorded as a non-cash expense on the date of issuance.

In June 2009 the Company issued 620,000 restricted common shares with a fair market value of $217,000 to several independent contractors in connection with professional service agreements for financial and legal services to be provided to the Company through May 2010. In June 2009, the Company issued 10,000 restricted common shares with a fair market value of $3,500 to a former employee for consulting services. In June 2009, the Company issued 250,000 restricted common shares with an assigned value of $164,481 (including $116,093 relating to the beneficial conversion feature of the notes) in connection with the issuance of convertible notes with a face of $250,000 due in December 2009. In June 2009, two independent contractors exercised options previously granted in April 2009 for the purchase of 1,200,000 and 250,000 shares of common stock.  As they elected to utilize the cashless exercise feature of those options, net amounts of 1,042,105 and 217,105 shares of restricted common stock were issued. In July 2009, the Company issued 195,000 common shares with a fair market value of $84,550 to three independent contractors for financial and legal services.  In July 2009, the Company issued 100,000 restricted common shares with an assigned value of $59,973 (including $41,678 relating to the beneficial conversion feature of the notes) in connection with the issuance of convertible notes with an aggregate face value of $100,000 due in January 2010. In July 2009, an officer of the Company exercised options for the purchase of 1,200,000 shares of common stock.  As he elected to utilize the cashless exercise feature of those options, the net amount of 1,077,551 shares of restricted common stock were issued. In August 2009, the Company issued 75,000 common shares with a fair market value of $30,000 to an independent contractor for financial services. In August 2009, an officer of the Company exercised options for the purchase of 300,000 shares of common stock.  As he elected to utilize the cashless exercise feature of those options, the net amount of 261,539 shares of restricted common stock were issued.In August 2009, the Company issued 1,200 common shares with a fair market value of $475 to an independent contractor for consulting services. In August 2009, the Company issued 100,000 restricted common shares with an assigned value of $32,000 (including $4,383 relating to the beneficial conversion feature of the note) in connection with the issuance of a convertible note with a face of $100,000 due in February 2010.

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock during the year ending September 30, 2009.

Item 6.	SELECTED FINANCIAL INFORMATION

Not required

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION.

Overview

 We currently do not plan to conduct any business other than the business in which EIHC and its subsidiaries XIOM and EQUISOL are engaged. We expect to continue to incur significant research, development and administrative expenses before any of our current or proposed products are approved for marketing, if ever, and generate significant revenues.

Plan of Operations:

Xiom’s commercial operations were negatively impacted in fiscal year 2009; the worldwide economic downturn, which adversely affected construction significantly, was the prime driver in Xiom’s severe reduction in sales. The company’s main market has been sales to the small construction contractor; the drying up of that market world wide caused our sales to decline from $2,371,000.00 in fiscal year 2008 to $899,979.96 in fiscal year 2009.

The company’s monthly overhead went from $295,000 in fiscal year 2008 to $272,000 in fiscal year 2009.

The company continued to invest in both broadening and improving its product line.  It now has four significant equipment offerings to complement its consumable material offerings.  The company now offers its Xiom 1000 small roll spraying gun, the Scorpion 5000, the ECono gun, a small low cost entry level gun for mass discount distribution-to be released in fiscal year 2010, and the super high speed  wide spray pattern gun- expected to be released in fiscal year 2010.

The company used its scarce resources to invest in product development and to search for a merger partner with the vision and resources to deploy the company’s technology by the addition of capital, management and marketing.  To that end the company was merged into Equisol LLC in December of 2009.

In order to continue operations in fiscal year 2009, the Company had to rely on various investor loans and equity transactions to remain in operation. The company was successful in maintaining its technological capability with the raising of various amounts of money. The amount raised in fiscal year 2009 was $450,000.

The company renewed its exclusive distribution contract with Orica, a multi billion dollar company in Australia. Orica has for the past fiscal year tested and worked with the company to tailor the Company’s products for the Asian markets. Orica awaits the testing of our new wide pattern spray gun in order to start its Asian campaign in fiscal year 2010. The company also concluded a contract with Carlton Pools, a significant national US distributor of swimming pool supplies. Carlton has developed, in conjunction with the company, a proprietary line of pool repair coatings which it is successfully distributing in the United States.

The company’s joint venture in New Bedford is in a “hold” situation due to a lack of funding. The company intends to negotiate a plan of action in the near term to set a viable direction. At the present time it is unclear as to which actions the company may be able to pursue in New Bedford.

European operations remain small, due to a lack of funding, and presently are in a holding pattern. Revenues in fiscal year 2009 were $37,000.

 The company continued its efforts to pursue a Phase 2 contract from the US Navy for its “no flame” gun technology. There is no assurance that the company’s efforts will be successful in this endeavor.

The company continued to complete and deliver its NYSERDA contract of $325,000 to an industrial powder coater, the purpose of which is to save energy costs for traditional powder coaters using the company’s new technology.

The company continued to fund its intellectual property efforts throughout the year. The company believes that its proprietary technology has value, and that its efforts to merge into stronger hands to protect its technological investment will prove successful.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 1 of our audited financial statements for the year ended September 30, 2009. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

The percentage of revenues derived from sales orders and long-term contracts for fiscal 2009 and 2008 was 93% and 7%, respectively, and 87% and 13%, respectively. Revenue derived from the sale of spray systems and powders for fiscal 2009 and 2008 was $731,000 and $171,000, respectively, and $1,803,000 and $268,000, respectively.

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

Recently Adopted Accounting Pronouncements

FASB ASC 820-10 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this standard relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007; however, it provides a one-year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this standard for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of October 1, 2008. The Company adopted the standard for nonfinancial assets and nonfinancial liabilities on October 1, 2009. The adoption of this standard in each period did not have a material impact on the Company’s financial statements.

FASB ASC 810-10 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and expands disclosures in the consolidated financial statements. This standard is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  This standard is not currently applicable to the Company because the Company does not have any non-controlling minority interests.

FASB ASC 815-10 is effective January 1, 2009. This standard requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. This standard is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

FASB ASC 825-10 requires disclosures about the fair value of financial instruments for interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

FASB ASC 820-10 provides additional guidance for Fair Value Measurements when the volume and level of activity for the asset or liability has significantly decreased. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s financial statements.

FASB ASC 320-10 amends the other-than-temporary impairment guidance for debt and equity securities. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s financial statements.

FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009 and establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. This standard was adopted for its interim period ending June 30, 2009. Subsequent events have been evaluated through November 16, 2009 the date the financial statements were issued.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, The FASB Accounting Standards Codification, which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard is not expected to have an effect on the Company’s financial reporting.

As of September 30, 2009, the FASB has issued Accounting Standards Updates (ASU) through No. 2009-12. None of the ASUs have had an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard was adopted by the Company beginning October 1, 2009 and will change the accounting for business combinations on a prospective basis.

FASB ASC 350-30 and 275-10 amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the effect of this statement on its financial position and results of operations.

FASB ASC 260-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this standard is not expected to have an effect on the Company's financial reporting.

FASB ASC 470-20 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The standard includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. This standard is currently not applicable to the Company since the Company does not have any convertible debt that may be settled for cash upon conversion.

FASB ASC 815-10 and 815-40 are effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The standard addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value. The standard shall be applied to outstanding instruments as of the beginning of the fiscal year in which this standard is initially applied. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings. The Company adopted this standard as of January 1, 2009, and was not required to reclassify any of its warrants as liabilities.

Results of Operations:

For the Fiscal Years Ended September 30, 2009 Versus September 30, 2008

For the fiscal year ended September 30, 2009, the Company had $902,000 in sales and cost of sales of $593,000. This is in comparison to total sales of $2,371,000 and cost of sales of $1,483,000 for fiscal year ended September 30, 2008. Gross profit for fiscal 2009 was $309,000 or 34%, a decrease of $579,000 compared to the gross profit in fiscal 2008 of $888,000 or 37%.  This decrease in sales and gross profit in fiscal 2009 results primarily from general economic conditions and the Company's limited ability to generate sales due to working capital constraints.

General and administrative expenses decreased from $3,545,000 in fiscal 2008 to $3,267,000 in fiscal 2009.  Reductions in engineering expenses as well as cost containment measures in the areas of marking and general overhead lowered expenses by $736,000 or 21%.  Additionally, this caption included a $458,000 charge for impairment of certain intangible assets, including technology acquired in 2004 and 2007 for which the carrying value was determined to be non-recoverable.

Other expense increased from $327,000 in fiscal 2008 to $815,000 in fiscal 2009.  This increase of $488,000 or 149% was primarily due to the increase of $519,000 in interest expense.  This increase in interest expense is directly related to the Company's increased use of debt for financing purposes in fiscal 2009 coupled with increased interest rates and the acceleration of amortization of debt discount.

Net loss increased from $2,985,000 in fiscal 2008 to $4,232,000 in fiscal 2009. This increase of $1,247,000 or 42% was attributable to the reduction of gross profits and increases in other expenses offset by a decrease in general and administrative expenses as described above.

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

Liquidity, Capital Resources and Operations:

Our liquidity comes from two sources.  Internally, if we increase sales, we would be able to increase the acquisition of raw materials and increase our production.  This would in turn increase the short-term liquidity of the Company.  Externally, we may gain long-term liquidity from the sale of common stock and from the exercise of warrants by the shareholders from the recent private placements.

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

During the fiscal years ended September 30, 2009 and 2008, net cash used by operating activities was $583,000 and $1,119,000, respectively. The Company incurred net losses of $4,232,000 and $2,985,000 for the fiscal years ended September 30, 2009 and 2008, respectively. Additionally, at September 30, 2009, the Company had a Stockholders’ Deficit of $11,628,000.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operations, it will need to seek financing from outside sources.  To this end, the Company is constantly pursuing private debt and equity sources.  However, there is no assurance that any future financing, if successful, will be sufficient to allow the Company to operate profitably or successfully. It is also the intention of the Company’s management to improve profitability by significantly increasing sales of its patented thermal spray process in fiscal 2010 while maintaining reasonable levels of general and administrative expenses as the company grows.

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

In private placement transactions completed subsequent to the filing of our initial registration statement, from January 1, 2006 through October 20, 2006 (the effective date of the registration statement) we sold a total of 563,718 shares of restricted common stock from which we received gross offering proceeds of $670,000. These securities were offered and sold in reliance upon claimed private placement exemptions from registration. As a result, the purchasers of the shares may have the right to claim that the purchase transactions violated the federal securities laws. If any of these transactions did violate federal securities laws, the purchasers in those transactions may have claims against us for damages or for rescission and recovery of their full subscription price, plus interest. Although none of the purchasers of these shares has made or threatened any claim against us alleging violation of federal securities laws, in the event the purchasers of these securities successfully asserted claims for rescission it would have a substantial adverse effect on our business and on our ability to continue to operate. We may not have sufficient funds available to pay such claims, and there is no assurance that we would be able to obtain funds from other sources.  In that event, we may be forced to cease operations and liquidate our available assets to pay our liabilities, including, but not limited to, the rescission claims.

In connection with the acquisition of Equisol, LLC, the Company raised $705,000 in a private placement. These funds were used for working capital purposes.

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

Item 8.       FINANCIAL STATEMENTS

Index To Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of XIOM Corp.:

I have audited the accompanying consolidated balance sheets of Environmental Infrastructure Holdings Corp. (formerly Xiom Corp.) and subsidiary (the Company) as of September 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity(deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environmental Infrastructure Holdings Corp. and subsidiary as of September 30, 2009 and 2008 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has incurred losses for the years ended September 30, 2009 and 2008 and has a deficiency in stockholders’ equity at September 30, 2009. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
January 12, 2010

Environmental Infrastructure Holdings Corp.
Consolidated Balance Sheets
As of September 30, 2009 and 2008

	2009	2008

Assets

Current assets:
Cash and cash equivalents	$121,890	$289,857
Accounts receivable, net of allowance for doubtful
accounts of $72,000 and $30,000, respectively	62,402	158,232
Inventory	188,942	307,107
Loans receivable	112,625	170,325
Prepaid expenses	104,390	16,816
Other current assets	-	-
Total current assets	590,249	942,337

Fixed assets, net of accumulated depreciation	173,485	215,343

Other assets:
Intangible assets, net of accumulated amortization and
valuation reserve	-	433,040
Retainage receivable	51,851	47,288
Security deposits	11,445	11,445
Total other assets	63,296	491,773

Total assets	$827,030	$1,649,453

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$1,095,351	$656,903
Convertible notes payable with face values totaling $1,890,000
net of unamortized discounts	1,726,080	-
Other current liabilities	17,104	12,702
Total current liabilities	2,838,535	669,605

Long-term liabilities:
Convertible notes payable with face values totaling $1,672,000,
net of unamortized discounts	-	1,090,888
Other long-term liabilities	31,311	15,437

Total liabilities	2,869,846	1,775,930

Common stock subject to rescission rights	-	670,399

Stockholders' equity (deficit):
Common stock, $.0001 par value, 50,000,000 authorized
shares, 18,722,357 and 10,425,000 shares issued and
outstanding at September 30, 2009 and 2008, respectively,
(excluding 563,718 shares subject to rescission rights
as of September 30, 2008)	1,876	1,043
Additional paid-in capital	9,583,683	6,598,723
Retained earnings (deficit)	(11,628,375)	(7,396,642)
Total stockholders' equity (deficit)	(2,042,816)	(796,876)

Total liabilities and stockholders' equity (deficit)	$827,030	$1,649,453

See accompanying notes to consolidated financial statements

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Operations
For the Years Ended September 30, 2009 and 2008

	2009	2008

Sales	$901,854	$2,370,933

Cost of sales	592,820	1,483,288

Gross Profit	309,034	887,645

Selling, general and administrative expenses	3,267,433	3,544,827

Impairment of intangible assets	458,404	-

Operating income (loss)	(3,416,803)	(2,657,182)

Other income (expense):
Gain on conversion of debt	30,942	-
Interest expense	(845,872)	(327,446)
Total other income (expense)	(814,930)	(327,446)

Net income (loss)	$(4,231,733)	$(2,984,628)

Basic and diluted income (loss) per share	$(0.29)	$(0.31)

Weighted average number of shares
outstanding, basic and diluted	14,830,442	9,486,008

See accompanying notes to consolidated financial statements

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended September 30, 2009 and 2008

	Common Stock		Additional	Retained	Total
	Number of	Par	Paid-In	Earnings	Shareholders'
	Shares	Value	Capital	(Deficit)	Equity (Deficit)

Balance, September 30, 2007	7,642,945	$764	$3,481,454	$(4,412,014)	$(929,796)

Options granted in October 2007	-	-	123,917	-	123,917

Shares issued for services during the quarter ended
December 31, 2007	250,000	25	299,975	-	300,000

Shares issued for accrued expenses	48,000	5	71,995	-	72,000

Options exercised against accrued compensation and
accrued accounting fees	82,000	8	77,992	-	78,000

Shares issued for convertible note	269,791	27	249,973	-	250,000

Shares issued for services during the quarter ended
March 31, 2008	433,000	43	431,707	-	431,750

Shares issued for accrued expenses	5,000	1	7,499	-	7,500

Options granted in February 2008	-	-	226,080	-	226,080

Shares issued to buy out distributor contracts	51,000	5	50,995	-	51,000

Shares issued for equity investment	156,433	16	132,484	-	132,500

Private placements of common stock	388,136	39	418,961	-	419,000

Shares issued for accrued interest due on convertible
notes	44,185	4	48,600	-	48,604

Shares issued for services during the quarter ended
June 30, 2008	33,750	4	36,246	-	36,250

Exercise of common stock warrants	26,500	3	29,147	-	29,150

Conversion of convertible notes	40,000	4	59,996	-	60,000

Finders fee related to convertible note	25,000	3	19,997	-	20,000

Value of warrants attached to convertible note	-	-	132,275	-	132,275

Shares issued for accrued expenses	34,801	3	52,199	-	52,202

Shares issued for accrued interest due on convertible
notes	8,959	1	10,481	-	10,482

Conversion of officers' convertible notes	804,908	80	547,258	-	547,338

Issuance of common stock to repay note payable	19,925	2	13,498	-	13,500

Options exercised against accrued compensation and
accrued accounting fees	60,667	6	75,994	-	76,000

Net loss for the year ended September 30, 2008	-	-	-	(2,984,628)	(2,984,628)

Balance, September 30, 2008	10,425,000	$1,043	$6,598,723	$(7,396,642)	$(796,876)

See accompanying notes to consolidated financial statements

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended September 30, 2009 and 2008
(Continued)

	Common Stock		Additional	Retained	Total
	Number of	Par	Paid-In	Earnings	Shareholders'
	Shares	Value	Capital	(Deficit)	Equity (Deficit)

Balance, September 30, 2008	10,425,000	$1,043	$6,598,723	$(7,396,642)	$(796,876)

Issuance of shares in connection with
professional service agreements	3,290,000	330	1,316,719	-	1,317,049

Adjustment to shares issued in connection with
professional service agreements	(600,000)	(60)	(266,608)		(266,668)

Issuance of shares in connection with
cashless exercise of stock options	2,598,300	259	(259)	-	0

Issuance of shares under Employee Stock
Ownership Plan for past performance	308,333	31	135,636	-	135,667

Issuance of shares in connection with
conversion of notes maturing in 2012	320,191	32	128,044	-	128,076

Issuance of shares and beneficial conversion feature in
connection with issuance of convertible notes	450,000	48	244,796	-	244,844

Issuance of shares in connection with
severance agreement	12,500	1	18,749	-	18,750

Issuance of shares in connection with
consulting agreements	11,200	1	3,974	-	3,975

Issuance of shares in connection with
payment of accrued interest	121,048	12	18,145	-	18,157

Issuance of shares under Employee Stock
Ownership Plan in lieu of salaries	1,066,667	107	279,077	-	279,184

Issuance of shares in connection with
settlement of claims by third parties	90,000	9	16,491	-	16,500

Issuance of shares in connection with
payment of amount due to vendor	65,400	7	16,343	-	16,350

Issuance of options to employees and
independent contractors	-	-	382,350	-	382,350

Amendment to existing option agreements	-	-	21,160	-	21,160

Reclassification of common stock formerly
subject to recission rights	563,718	56	670,343	-	670,399

Net loss for the year ended September 30, 2009	-	-	-	(4,231,733)	(4,231,733)

Balance, September 30, 2009	18,722,357	$1,876	$9,583,683	$(11,628,375)	$(2,042,816)

See accompanying notes to consolidated financial statements

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Cash Flow
For The Years Ended September 30, 2009 and 2008

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(4,231,733)	$(2,984,628)

Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Provision for bad debts	42,000	30,000
Depreciation and amortization	72,175	67,597
Amortization of prepaid expenses originally established
through the issuance of common shares	1,157,431	-
Value of common shares issued to employees and independent contractors	115,026	992,000
Value of stock options issued to employees and independent contractors	339,150	349,997
Value of stock option amendment	21,160	-
Issuance of common stock under the Employee Stock Ownership Plan	135,519	-
Issuance of common stock as severance payment	18,750	-
Issuance of common stock for services and contractual arrangements	20,000	-
Issuance of common stock for payment of accrued interest	-	39,263
Gain upon conversion of debt into common stock	(30,942)	-
Amortization of convertible note discounts	578,973	206,573
Write-off of notes receivable	67,200	-
Provision for impairment of intangible assets	458,404	-
Loss on investment in wholly-owned subsidiary	-	176,352
Issuance of common stock for sales commission	-	14,702
Issuance of common stock to buy-out distributor agreements	-	51,000
Changes in operating assets and liabilities:
Accounts receivable	53,830	(42,378)
Inventory	118,165	(132,873)
Prepaid expenses	13,357	2,506
Other current assets	(9,500)	(3,040)
Retainage receivable	(4,563)	(23,583)
Security deposits	-	(4,630)
Accounts payable and accrued expenses	483,036	142,111

Total adjustments	3,649,171	1,865,597

Net cash provided (used) in operating activities	(582,562)	(1,119,031)

Cash flows from investing activities:
Additions to intangibles	(55,056)	(114,507)
Purchase of fixed assets	(625)	(54,423)
Investment in wholly-owned subsidiary	-	(43,852)
Increase in loan receivable	-	(111,625)

Net cash provided (used) by investing activities	(55,681)	(324,407)

Cash flows from financing activities:
Proceeds from convertible notes	450,000	460,000
Proceeds from sale of restricted common stock	-	419,000
Proceeds from officers' convertible notes	-	545,206
Proceeds from exercise of stock warrants	-	29,150
Other	20,276	(32,779)

Net cash provided (used) by financing activities	470,276	1,420,577

Net increase (decrease) in cash and cash equivalents	(167,967)	(22,861)

Cash & cash equivalents, beginning of period	289,857	312,718

Cash & cash equivalents, end of period	$121,890	$289,857

Supplemental disclosures

Non-cash financing and investing activities:
Issuance of shares for services	$1,387,200	$992,000
Issuance of shares upon conversion of convertible notes	$128,076	$310,000
Issuance of shares for equity investments	-	$132,500
Issuance of shares for accrued expenses	-	$115,000
Issuance of shares for accrued Interest	-	$59,086
Issuance of shares to buy-out distributor agreements	-	$51,000
Issuance of common stock under Employee Stock Ownership Plan	$135,667	-
Value of stock option grants	$382,350	$349,997
Value of stock option amendment	$21,160	-
Options exercised in exchange for Accrued Compensation,
Shareholder Lien and Accrued Professional Fees	$-	$154,000
Issuance of shares upon conversion of Officers' Notes	$-	$547,338
Issuance of shares for Sales Commissions	$-	$14,702

Interest and Taxes Paid:
Interest Expense	-	$43,749
Income Taxes	-	-

See accompanying notes to consolidated financial statements

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended September 30, 2009 and 2008

1)            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ENTITY AND ORGANIZATION

Environmental Infrastructure Holdings Corp. (“EIHC” or “the Company”) was incorporated in March 1998, but was inactive until May 1999. At that time, all operating assets and liabilities of Thermaltec International Corp. (“Thermaltec”), the previous parent company, were transferred into EIHC (then named XIOM Corp.). In June 2001, EIHC was spun out from Thermaltec upon which the shareholders of Thermaltec received one common share of EIHC for every three common shares of Thermaltec. Through fiscal 2007, EIHC has continually developed and refined its patented industrial based thermal spray coating technology which is sold directly to commercial customers and coating contractors. In December 2009, the Company reorganized its operations into a holding company structure whereby the operating company XIOM Corp. became a direct wholly owned subsidiary of the Company and the Company changed its name to Environmental Infrastructure Holdings Corp. At the same time, the Company acquired Equisol, LLC, an equipment solutions provider, delivering environmentally friendly products, services and engineering solutions to its customers.

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

The percentage of revenues derived from sales orders and long-term contracts for fiscal 2009 and 2008 was 93% and 7%, respectively, and 87% and 13%, respectively.

Revenue derived from the sale of spray systems and powders for fiscal 2009 and 2008 was $731,000 and $171,000, respectively, and $1,803,000 and $268,000, respectively.

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

EARNINGS (LOSS) PER SHARE

The Company computes earnings per share in accordance with FASB ASC 260-10, which requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”) by all publicly traded entities, as well as entities that have made a filing or are in the process of filing with a regulatory agency in preparation for the sale of securities in a public market.

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

INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740-10.

DEFERRED INCOME TAXES

Deferred tax assets arise principally from net operating losses and capital losses available for carryforward against future years’ taxable income.

FOREIGN CURRENCY TRANSLATION

For future foreign subsidiaries, where the functional currency is other than the U.S. Dollar, revenue and expense accounts will be translated at the average rates during the period, and the balance sheet items will be translated at period end rates. Translation adjustments arising from the use of differing exchange rates from period to period will be included as a component of Stockholders’ Equity. Gains and losses from foreign currency transactions are included in Net Income. In the years ended September 30, 2009 and 2008, all foreign sales were transacted in U.S. dollars.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

FASB ASC 820-10 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this standard relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007; however, it provides a one-year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this standard for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of October 1, 2008. The Company adopted the standard for nonfinancial assets and nonfinancial liabilities on October 1, 2009. The adoption of this standard in each period did not have a material impact on its financial statements.

FASB ASC 810-10 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and expands disclosures in the consolidated financial statements. This standard is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  This standard is not currently applicable to the Company because the Company does not have any non-controlling minority interests.

FASB ASC 815-10 is effective January 1, 2009. This standard requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. This standard is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

FASB ASC 825-10 requires disclosures about the fair value of financial instruments for interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

FASB ASC 820-10 provides additional guidance for Fair Value Measurements when the volume and level of activity for the asset or liability has significantly decreased. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on its financial statements.

FASB ASC 320-10 amends the other-than-temporary impairment guidance for debt and equity securities. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on its financial statements.

FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009 and establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. This standard was adopted for its interim period ending June 30, 2009. Subsequent events have been evaluated through November 16, 2009 the date the financial statements were issued.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, The FASB Accounting Standards Codification, which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard is not expected to have an effect on the Company’s financial reporting.

As of September 30, 2009, the FASB has issued Accounting Standards Updates (ASU) through No. 2009-12. None of the ASUs have had an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard was adopted by the Company beginning October 1, 2009 and will change the accounting for business combinations on a prospective basis.

FASB ASC 350-30 and 275-10 amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the effect of this statement on its financial position and results of operations.

FASB ASC 260-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this standard is not expected to have an effect on the Company's financial reporting.

FASB ASC 470-20 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The standard includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. This standard is currently not applicable to the Company since the Company does not have any convertible debt that may be settled for cash upon conversion.

FASB ASC 815-10 and 815-40 are effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The standard addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value. The standard shall be applied to outstanding instruments as of the beginning of the fiscal year in which this standard is initially applied. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings. The Company adopted this standard as of January 1, 2009, and was not required to reclassify any of its warrants as liabilities.

2)	INVENTORY

Inventory consisted of the following as of September 30, 2009 and 2008:

	2009	2008

Parts and Supplies	$102,062	$163,922
Coating Powders	66,864	99,415
Finished Goods	20,016	43,770

Total Inventory	$188,942	$307,107

The Company has determined that a reserve for obsolete, or slow moving, inventory is not required because the assembly of the spray system and the blending of powders is done based on actual sales orders and not for the shelf.

As of September 30, 2009, there were approximately five months inventory of Part and Supplies necessary to build the spray system and approximately nine months inventory of unblended Coating Powders based on sales for fiscal 2009.

3)	FIXED ASSETS

Fixed assets consisted of the following as of September 30, 2009 and 2008:

	Estimated useful
	Life – years	2009	2008

Machinery and equipment	5-10	$116,497	$116,497
Vehicles	3-5	28,411	28,411
Office Equipment	3-5	24,642	24,642
Furniture and Fixtures	5-7	12,430	12,430
Computer Software	5-7	27,861	27,861
Leasehold improvements	5-31	112,455	112,455
		322,296	322,296
Less accumulated depreciation and amortization		(148,811)	(106,953)

Net property and equipment		$173,485	$215,343

Fixed asset depreciation for the years ended September 30, 2009 and 2008 was $41,858 and $42,777, respectively.

4)	INTANGIBLE ASSETS

Intangible assets consisted of the following as of September 30, 2009 and 2008:

	2009	2008

Patents pending related to the low temperature, low speed, thermal spray gun, control unit and powder feeder;

Acquisition cost of technology in August of 2004	$122,500	$122,500
Additional legal fees and expenses	349,665	294,339

Technology related to the high temperature, high speed thermal spray technology acquired from an officer in February 2007	75,000	75,000

Total acquisition cost	547,165	491,839

Less: Accumulated amortization	(88,761)	(58,799)

Less: Impairment reserve	(458,404)	-

Intangible Assets, Net	$-0-	$433,040

 The patents pending and technology acquired are amortized using the straight-line method over their estimated economic life of seventeen years.

Amortization expense for the years ended September 30, 2009 and 2008 was $29,692 and $24,675, respectively.

During fiscal 2009 and 2008, the Company applied for, and received, additional domestic and overseas patents pending for the thermal spray technology and process related to the low temperature, low speed, thermal spray gun, modular control unit and material powder feeder. Legal fees and expenses incurred to obtain these patents totaled $55,326 and $114,507 in fiscal 2009 and 2008, respectively.

In February 2007, one of the officers, who is also a shareholder, sold his entire interest in a certain spray technology he previously acquired personally from HV Plastic Spray Systems, Inc., for 75,000 restricted common shares of XIOM. These shares were valued based on the officer’s historical cost basis in the spray technology, which was $75,000.

As of September 30, 2009, management performed a review of the recoverability of the intangible assets and determined that they were permanently impaired in light of the Company's lack of ability to commercialize such technology.  Consequently, the Company recorded a provision for $458,404 representing 100% of the carrying value of such assets as of that date.

5)	RETAINAGE RECEIVABLE

Retainage receivable represents the cumulative amount held-back from each percentage-of-completion billing pursuant to long-term contracts. Such amounts will be paid to the Company upon the completion of each contract and final customer approval..

6)	INVESTMENT IN WHOLLY-OWNED SUBSIDIARY

In March 2008, the Company completed an investment in XIOM – Europe Corp., a Delaware corporation, whereby the Company issued 156,433 restricted shares of common stock, valued at $132,500, and paid $75,500 to the shareholders of XIOM – Europe Corp. in exchange for 100% of the issued and outstanding shares held by them. Since March 2008, XIOM – Europe Corp. has been a wholly-owned subsidiary of the Company. XIOM-Europe Corp. owns less than a 50% interest in a joint venture located in the United Kingdom that has had minimal activity since inception.

The $176,352 excess of the $208,000 purchase price over the $31,648 fair value of the identifiable net assets acquired was initially recorded as goodwill. After considering the relevant facts and circumstances, the Company decided to record an impairment charge of $176,352 during the quarter ended March 31, 2008 that reduced the goodwill to $0.

7)	ACCRUED COMPENSATION

Accrued compensation represents compensation that has been accrued for each of the two operating officers of the Company. The value of their services was determined to be $60,000 each annually for both fiscal 2009 and 2008. During fiscal 2008, $120,000 of accrued compensation was used by the two operating officers as consideration for the exercise of certain non-qualified stock options (See Note 13).

8)	CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of September 30, 2009 and 2008 consisted of the following:

	2009	2008

Convertible notes due December 2009 through February 2010 with face values totaling $450,000 net of unamortized discounts totaling $119,013 as of September 30, 2009	$330,987	-

Convertible note due March 2010 with a face value of $500,000 net of unamortized discount of $44,907 and $149,959 as of September 30, 2009 and 2008, respectively	455,093	$354,041

Convertible notes due April 2012 with face values totaling $940,000 and $1,172,000 net of unamortized discounts totaling $0 and $375,153 as of September 30, 2009 and 2008, respectively	940,000	736,847

Total	$1,726,080	$1,090,888

Based upon the maturity dates of these notes and the circumstances related to the convertible notes due April 2012 as described below, the convertible notes have been classified between current and long term liabilities as of September 30, 2009 and 2008 as follows:

	2009	2008

Current liabilities	$1,726,080	-
Long term liabilities	-	$1,090,888
Total	$1,726,080	$1,090,888

Details concerning the convertible notes are as follows:

a)	Convertible Notes Due December 2009 through February 2010

From June 2009 through August 2009, the Company raised $450,000 through the issuance of a series of Convertible Notes (the “Notes”). Under the terms of the Notes, the Company issued to the holders of such Notes 450,000 shares of restricted common stock with a value of $101,550. The Notes, which mature from December 2009 through February 2010, include interest at 10% per annum and are convertible at the option of the holder at any time into common shares of the Company at a price equal to 75% of the thirty day moving average of the closing price of the Company's stock immediately prior to such conversion. Unless converted at an earlier date, the Notes will mature six months after issuance.

The issuance of the Notes was accounted for as follows:

Face value of Notes	$450,000
Value attributable to:
Common shares issued	(82,689)
Beneficial conversion feature	(162,154)
Value attributable to convertible notes	$205,157

The Company computed the value of the 450,000 shares of restricted common stock issued by adjusting the closing price of the Company's common stock on the day of issuance of each individual Note discounted by 40% to reflect the restrictions associated with those securities. The resulting aggregate value of $82,689 was recorded as a discount against the Notes with a corresponding increase to common stock and additional paid-in capital.  Additionally, the Company considered the estimated conversion price of the Notes and the market value of the common shares that would be issued, and found that there were beneficial conversion features which aggregated $162,154.  Consequently, the Notes were further discounted by that amount with a corresponding increase to common stock and additional paid-in capital.

The debt discount attributable to the common shares and the beneficial conversion feature is being amortized as interest expense ratably over the expected six month maturity period of each individual Note.

Interest expense related to these Notes for the year ended September 30, 2009 consisted of the following:

Interest	$103,819
Amortization of discount	125,831
Total	$229,650

b)	Convertible Note Due March 2010

In April 2008, the Company raised gross proceeds of $500,000 related to a Convertible Note Agreement (the “Note”). The Company recognized net proceeds of $460,000, after considering an 8% finder fee payment of $40,000. In addition, the Company issued 25,000 shares of restricted common stock worth $20,000, 6,250 warrants at an exercise price of $2.00 per share and 5,000 warrants at an exercise price of $2.50 to the finders as additional consideration as per their agreement with the Company. The Note, which matures in March 2010, includes interest at 7% per annum, compounded monthly, payable semi-annually in cash or stock, at the option of the holder. Additionally, the Note includes two separate warrants for 250,000 shares of common stock each, with an exercise price of $1.50 and $1.80 per share, respectively, through March 2013 and are immediately exercisable. The Note is convertible, in whole or in part, into common shares of the Company at a price of $1.50 per share at the option of the holder at any time, or upon any 30 day prepayment notice by the Company, until maturity. The shares underlying the Note and warrants have specific registration rights, including “piggy-back” registration rights, all at the expense of the Company. Unless converted at an earlier date, the Note will automatically mature and be due and payable on the earlier of (a) March 2010, the second anniversary of the Note or (b) the closing of a minimum of $5,000,000 of equity and/or debt financing at a price or common stock equivalent price equal to or greater than $3.00 per share.

The issuance of the Note was accounted for as follows:

Face value	$500,000
Finder fee	(40,000)
Net cash proceeds	460,000
Value attributable to:
Common shares issued to finder	(20,000)
Warrants issued to finder	(2,275)
Warrants issued to note holder	(130,000)
Value attributable to convertible note	$307,725

The Company computed the value of the 25,000 shares of restricted common stock issued to the finder by the closing price of $2.00 on the day of issuance of the Note discounted by 60% to reflect the restrictions associated with those securities. The resulting value of $20,000 was recorded as a discount against the Note and a corresponding credit to common stock and additional paid-in capital

IThe Company computed the value of the 11,250 warrants issued to the finder and the 500,000 warrants issued to the Note holder to aggregate $132,275 and recorded this amount as an increase to additional paid-in capital and a discount against the Note. The Company valued the warrants using the Black-Scholes option pricing model. Assumptions used in the valuation calculation included an expected term of five years (the contractual term of the warrants), a risk free rate of 2.7% and a market price volatility factor of 57%.

The debt discount attributable to the finder fee and the value attributable to the common shares and warrants is being amortized as interest expense ratably over the expected two year maturity period of the convertible Note.

Interest expense related to this Note for the years ended September 30, 2009 and 2008 consisted of the following:
	2009	2008

Interest	$36,014	$16,042
Amortization of discount	101,052	46,316
Total	$137,066	$62,358

c)	Convertible Notes Due April 2012

In April 2007, the Company elected to offer Convertible Exchangeable Notes (the “Notes”) with interest at 7% per annum paid semi-annually and due April 1, 2012 via a Confidential Private Offering Memorandum (the "Offering”) to raise between $500,000 and $3,000,000. Each Note in the Offering has a face value of $30,000 and is convertible into 20,000 shares of common stock at a conversion price of $1.50. In addition, each Note includes warrants for the purchase of 20,000 common shares at an exercise price of $2.00 per share and warrants for the purchase of 20,000 common shares at an exercise price of $2.50 per share. Each warrant is exercisable at any time prior to the five year anniversary of its issuance, or is callable by the Company in the event that the Company’s common stock trades at a $5.00 bid price, or above, for 20 consecutive trading days. Each Note was to convert automatically upon the effectiveness of an SEC Registration Statement registering the underlying common shares of the Notes and the warrants. Terms of the Notes include a provision that if the Registration Statement is not declared effective within one year from the final closing date of the Offering, then the Note holders may elect to accelerate the maturity date and the Notes would begin to accrue interest at a default rate of 15% per annum until repaid.

In May 2007, the Company had raised gross proceeds of $735,000 and closed on the initial round of financing. The Company received net proceeds of $635,950 after considering investment banking fees and related costs of $99,050. In addition, the Company issued $73,500 worth of Notes to the finder as additional consideration in accordance with the terms of the agreement with the Company. In June 2007, the Company had raised gross proceeds of $385,000 and closed on the second, and final, round of this financing.  The Company received net proceeds of $334,950, after considering investment banking fees and related costs of $50,050. In addition, the Company issued $38,500 worth of Notes to the finder as additional consideration in accordance with the terms of the agreement with the Company. In June 2007, the Company formally closed the Offering and, as required, proceeded to commence the registration of the common shares related to the Notes and the underlying Warrants.

The issuance of the Notes was accounted for as follows:

Face value	$1,232,000
Finder fee	(261,200)
Net cash proceeds	970,900

Value attributable to:
Warrants issued to finder	(143,672)
Warrants issued to note holder	(238,195)
Value attributable to convertible notes	$589,033

The Company computed the value of the 1,232,000 warrants issued to aggregate $143,672 and recorded this amount as an increase to additional paid-in capital and a discount against the Notes. The Company valued the warrants using the Black-Scholes option pricing model. Assumptions used in the calculation included an expected term of five years (the contractual term of the warrants), a risk free rate of 3.5% and a market price volatility factor of 20%.

The debt discount attributable to the finder fee, other expenses, and the value attributable to the warrants and the beneficial conversion feature is being amortized as interest expense ratably over the five year maturity period of the Notes.

Interest expense related to this Note for the years ended September 30, 2009 and 2008 consisted of the following:
	2009	2008

Interest	$127,068	$86,176
Amortization of discount	352,090	160,258
Total	$479,158	$246,434

In October 2008, several holders representing an aggregate principal amount of $720,000 of these Notes demanded immediate payment thereof as a result of the Registration Statement not being declared effective in June 2008, one year after the final closing date of the Offering. Pursuant to the terms of the Notes, these holders have elected to accelerate the maturity date and, in default of payment, have these Notes accrue interest at a default rate of 15% per annum from the date of notice until principal and accrued interest is paid in full.  Subsequent to year-end, on December 2009, the Company received a notice from holders of $820,000 of such Notes indicating that the Company was in default and demanded payment of the face amount of the notes and all accrued and unpaid interest.  In light of the circumstances described above, all of these Notes due in April 2012 have been classified as current liabilities and remaining unamortized discounts of $249,293 have been reduced to zero as of September 30, 2009.

In November 2008, independent of the matter described in the preceding paragraph, certain other holders of the Notes with an aggregate face value of $232,000 elected to convert such Notes and accrued interest into 320,191 shares of the Company's common stock. As an incentive for these holders to make this conversion, the conversion price was reduced from $1.50 to $0.75.  Additionally, the exercise prices of warrants issued with those Notes for the purchase of 154,667 shares of common stock at $2.00 per share and 154,667 shares of common stock at $2.50 per share were reduced to $1.00 and $1.25 per share, respectively. On the date of conversion, the net book value of these Notes and accrued interest aggregated $159,018 and the fair market value of the common shares issued totaled $128,076.  Consequently, the Company recorded a gain of $30,942 in other income.

Accrued interest on the convertable notes payable as of September 30, 2009 and 2008 has been classified in accounts payable and accrued expenses and consists of the following:

	2009	2008

Convertible notes due December 2009 through February 2010	$103,819	$-
Convertible notes due March 2010	23,805	5,948
Convertible notes due April 2012	158,976	41,991
Total	$286,600	$47,939

9)	SALES TO MAJOR CUSTOMERS AND BY CUSTOMER GEOGRAPHIC AREA

For the fiscal year ended September 30, 2009 the Company had two major customers which accounted for 13% and 11% of total sales. The latter is the Company’s Canadian distributor. These two customers represented 45% and 14%, respectively, of trade accounts receivable as of September 30, 2009.

For the fiscal year ended September 30, 2008, the Company had one major customer that accounted for 15% of total sales. That customer represented 16% of trade accounts receivable as of September 30, 2008.

Sales by customer geographic area, determined by the customer’s country of origin, are as follows for the years ended September 30, 2009 and 2008:

	2009	2008

United States	$763,000	$2,106,000
Canada	102,000	265,000
Europe	37,000	0

Total	$902,000	$2,371,000

As of September 30, 2009 and 2008, there are no long-lived assets in any foreign operation outside of the United States.

10)	COMMITMENTS AND CONTINGENCIES

The Company leases office, manufacturing and warehouse space pursuant to a four year lease that expires May, 31 2010 for approximately $5,000 per month. In addition, the Company leases a training and testing facility adjacent to the above space on a month-to-month basis for $1,300 per month. Rent expense for fiscal 2009 and 2008 was approximately $77,000 and $95,000, respectively.

11)	COMMON STOCK

During fiscal 2006, the Company sold and issued, in two separate private placements, 563,718 shares of restricted common stock for a total of $670,399. Because these shares were issued during, but not included in, the Company’s SB-2 registration statement that became effective in October 2006, such shares are subject to rescission rights by the shareholders who purchased these shares. Common stock, subject to rescission rights, has not been included in Stockholders’ Equity as of September 30, 2008, but has been disclosed separately on the face of the balance sheet (See Note 15).

In January and June 2008, the Company issued 25,000 and 26,000 shares of restricted common stock, respectively, to buy-out two separate exclusive distributor agreements.

In March 2008, a convertible note with a face value of $250,000 was converted into 269,791 shares of restricted common stock.

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

In July 2008, the two officers holding separate Promissory Notes (“Notes”) in the amount of $264,750 each, exercised their right to convert the Notes and demanded that payment be made, including accrued interest at 7% per annum, in shares of restricted common stock of the Company at a 50% discount to the average closing share price for the three trading days prior to the demand date, which was July 21st. This resulted in 402,454 shares of restricted common stock being issued to each officer at a discounted price of $.68 per share.

In July 2008, the holder of the Convertible Note elected to receive a total of 8,959 restricted common shares in lieu of payment for accrued interest due him as of July 31, 2008 of approximately $10,482. These shares were issued at a price of $1.17 per share, which approximated the fair market value, less a 10% discount, on July 29, 2008.

In August 2008, two employees holding promissory notes (“Notes”) in the amount of $13,500 each, exercised their right to convert the Notes and demanded that payment be made, including accrued interest at 7% per annum, in shares of restricted common stock of the Company at a 50% discount to the average closing share price for the three trading days prior to the demand date, which was July 21st. This resulted in 19,925 shares of restricted common stock being issued at a discounted price of $.68 per share.

In October 2008 the Company issued 1,175,000 restricted common shares with a fair market value of $822,500 to several independent contractors in connection with professional service agreements for financial and legal services to be provided to the Company through various dates through September 2009. The fair market value of these issuances have been recorded as additions to prepaid expenses and amortized over the applicable period. See Note 1 for additional information regarding the accounting for these additions to prepaid expenses.

In November 2008, the Company issued 308,333 common shares with a fair market value of $135,667 to employees under the Company's Employee Stock Ownership Plan.  As this award was in recognition of past performance and fully vested upon issuance, the fair market value was recorded as a non-cash expense on the date of issuance.

In November 2008, the Company issued 320,191 restricted common shares with a fair market value of $128,056 in connection with the conversion of Convertible Notes Payable.

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

In March 2009, the Company issued 1,225,000 restricted common shares with a fair market value of $163,000 to several independent contractors in connection with professional service agreements for financial and legal services to be provided to the Company through various dates through February 2011. The fair market value of these issuances have been recorded as additions to prepaid expenses and amortized over the applicable period. See Note 1 for additional information regarding the accounting for these additions to prepaid expenses.

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

In June 2009 the Company issued 620,000 restricted common shares with a fair market value of $217,000 to several independent contractors in connection with professional service agreements for financial and legal services to be provided to the Company through May 2010. The fair market value of these issuances have been recorded as additions to prepaid expenses and amortized over the applicable period. See Note 1 for additional information regarding the accounting for these additions to prepaid expenses.

In June 2009, the Company issued 370,000 common shares with a fair market value of $129,500 to employees under the Company's Employee Stock Ownership Plan in lieu of salaries. As this award related to services to be provided to the Company through various dates throughout the balance of calendar 2009, the fair market value of these issuances have been recorded as additions to prepaid expenses and are being amortized over the applicable period. See Note 1 for additional information regarding the accounting for these additions to prepaid expenses.

In June 2009, the Company issued 10,000 restricted common shares with a fair market value of $3,500 to a former employee for consulting services.  As this award was in recognition of prior performance and fully vested upon issuance, the fair market value was recorded as a non-cash expense on the date of issuance.

In June 2009, the Company issued 250,000 restricted common shares with an assigned value of $164,481 (including $116,093 relating to the beneficial conversion feature of the notes) in connection with the issuance of convertible notes with a face of $250,000 due in December 2009.  See Note 8 for additional information regarding the accounting for the issuance of those notes.

In June 2009, two independent contractors exercised options previously granted in April 2009 for the purchase of 1,200,000 and 250,000 shares of common stock.  As they elected to utilize the cashless exercise feature of those options, net amounts of 1,042,105 and 217,105 shares of restricted common stock were issued and the $125 related increase to the par value of common stock was charged to additional paid in capital.

In June 2009, 350,000 shares previously issued in October 2008 to an independent contractor for financial services were returned to the Company in connection with the modification that service agreement.  The return of such shares was recorded as a reduction of prepaid expenses with a corresponding reduction of common stock and additional paid-in capital utilizing the original fair market value at the time of issuance of $245,000.

In July 2009, the Company issued 195,000 common shares with a fair market value of $84,550 to three independent contractors for financial and legal services.  As these awards were in recognition of prior performance and fully vested upon issuance, the fair market value was recorded as a non-cash expense on the date of issuance.

In July 2009, the Company issued 100,000 restricted common shares with an assigned value of $59,973 (including $41,678 relating to the beneficial conversion feature of the notes) in connection with the issuance of convertible notes with an aggregate face value of $100,000 due in January 2010. See Note 8 for additional information regarding the accounting for the issuance of those notes.

In July 2009, the Company issued 155,000 common shares with a fair market value of $75,950 to two officers of the Company under the Company's Employee Stock Ownership Plan in lieu of salaries. As this award related to services to be provided to the Company through various dates throughout the balance of calendar 2009, the fair market value of these issuances have been recorded as additions to prepaid expenses and are being amortized over the applicable period. See Note 1 for additional information regarding the accounting for these additions to prepaid expenses.

In July 2009, an officer of the Company exercised options for the purchase of 1,200,000 shares of common stock.  As he elected to utilize the cashless exercise feature of those options, the net amount of 1,077,551 shares of restricted common stock were issued and the $108 related increase to the par value of common stock was charged to additional paid in capital.

In August 2009, the Company issued 75,000 common shares with a fair market value of $30,000 to an independent contractor for financial services.  As this award was in recognition of prior performance and fully vested upon issuance, the fair market value was recorded as a non-cash expense on the date of issuance.

In August 2009, 250,000 shares previously issued in March 2009 to an independent contractor for financial services were returned to the Company in connection with the modification of that service agreement.  The return of such shares was recorded as a reduction of prepaid expenses with a corresponding reduction of common stock and additional paid-in capital  utilizing the original fair market value at the time of issuance of $21,668.

In August 2009, an officer of the Company exercised options for the purchase of 300,000 shares of common stock.  As he elected to utilize the cashless exercise feature of those options, the net amount of 261,539 shares of restricted common stock were issued and the $26 related increase to the par value of common stock was charged to additional paid in capital.

In August 2009, the Company issued 1,200 common shares with a fair market value of $475 to an independent contractor for consulting services.  As this award was in recognition of prior performance and fully vested upon issuance, the fair market value was recorded as a non-cash expense on the date of issuance.

In August 2009, the Company issued 100,000 restricted common shares with an assigned value of $32,000 (including $4,383 relating to the beneficial conversion feature of the note) in connection with the issuance of a convertible note with a face of $100,000 due in February 2010.  See Note 8 for additional information regarding the accounting for the issuance of this note.

12)	STOCK OPTIONS

In October 2007, the Company granted five separate options to purchase a total of 525,000 shares of restricted common stock at a price of $1.50 per share, which approximates the fair market value on the date of the grant. The two operating officers, who are also shareholders, and a consultant, who provides engineering services, each received an option to purchase 150,000 restricted common shares, a consultant to the company received an option to purchase 50,000 restricted common shares as partial consideration for providing accounting services for fiscal 2008 and another consultant received an option to purchase 25,000 restricted common shares as partial consideration for providing coating application services for fiscal 2008. The options are fully vested and are exercisable, in whole or in part, at the sole discretion of the grantee through October 2012 and may not be assigned, or otherwise transferred. The Company used the Black-Scholes option-pricing formula, which produced a value of approximately $.24 per share for 500,000 option shares and approximately $.18 per share for 25,000 option shares. This resulted in the Company recording additional compensation and consulting expenses totaling approximately $124,000 that was treated as Additional Paid-In Capital. Assumptions used in the calculation included the contractual life of the option as the expected term, a risk free rate of 3.5% and a market price volatility factor of 41%.

In February 2008, the Company granted an option to a financial consultant to purchase a total of 300,000 shares of restricted common stock at a price of $1.05 per share, which approximates the fair market value on the date of the grant. The options are fully vested and are exercisable, in whole or in part, at the sole discretion of the grantee through February 18, 2013 and may not be assigned, or otherwise transferred. The Company used the Black-Scholes option-pricing formula, which produced a value of approximately $.28 per option share. This resulted in the Company recording an additional consulting expense of approximately $85,000 that was treated as Additional Paid-In Capital. Assumptions used in the calculation included the contractual life of the option as the expected term, a risk free rate of 3.5% and a market price volatility factor of 64%.

In February 2008, the Company granted four separate options to purchase a total of 500,000 shares of restricted common stock at a price of $1.25 per share, which approximates the fair market value on the date of the grant. The two operating officers, who are also shareholders, and a consultant, who provides engineering services, each received an option to purchase 150,000 restricted common shares and another consultant to the company received an option to purchase 50,000 restricted common shares as partial consideration for providing accounting services for fiscal 2008. The options are fully vested and are exercisable, in whole or in part, at the sole discretion of the grantee through February 28, 2013 and may not be assigned, or otherwise transferred. The Company used the Black-Scholes option-pricing formula, which produced a value of approximately $.28 per option share. This resulted in the Company recording an additional compensation and consulting expense of approximately $141,000 that was treated as Additional Paid-In Capital. Assumptions used in the calculation included the contractual life of the option as the expected term, a risk free rate of 3.5% and a market price volatility factor of 64%.

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

In February 2009, the Company amended outstanding options for the purchase of 1,936,500 shares of common stock at exercise prices ranging from $0.75 to $1.50 per share at various dates from September 2010 through February 2013 and reduced the exercise prices to range from $0.25 to $0.58. These options were 100% vested upon issuance. The Company estimated the fair value of these options immediately before and after the amendment and determined the fair value to have increased by $21,160, and a recorded a non-cash expense of that amount on the date of the amendment.

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

The following is a summary of the stock option activity for the fiscal years ended September 30, 2009 and 2008:

	2009	2008

Outstanding, beginning of year	2,536,500	1,354,167
Granted during the year	6,250,000	1,325,000
Exercised during the year	(2,600,000)	(142,667)
Forefeited / expired / cancelled	-	-

Outstanding, end of year	6,186,500	2,536,500

Vested and exercisable, end of year	6,186,500	2,536,500

Assumptions used to value stock option grants;

Expected volatility	80%	20%-76%

Weighted average volatility	80%	55%

Expected term (in years)	5.0	5.0

Risk free rate	1.7% - 2.3%	3.5%

Aggregate intrinsic value of vested and exercisable options, end of year	$698,100	$44,250

Total intrinsic value of options exercised during the year	$968,723	$96,000

Stock options outstanding and exercisable at September 30, 2009 (all non-qualified) consist of:

Granted in
Year Ended	Number Outstanding	Exercise	Expiration
September 30,	and Exercisable	Price	Date

2006	67,500	$0.25	September 30, 2010
2006	214,000	$0.50	February 28. 2011
2007	350,000	$0.58	October 14, 2011
2007	250,000	$0.42	July 5, 2012
2007	300,000	$0.42	August 14, 2012
2007	30,000	$1.25	August 30, 2012
2008	525,000	$0.50	October 15, 2012
2008	300,000	$1.05	February 19, 2013
2008	500,000	$0.42	February 29, 2013
2009	1,500,000	$0.25	February 27, 2014
2009	750,000	$0.50	March 23, 2014
2009	500,000	$0.75	March 23, 2014
2009	900,000	$0.05	May 26, 2014

Total	6,186,500

13)	INCOME TAXES

As of September 30, 2009, the Company had net operating and capital loss carryforwards of approximately $ 6,634,000  and $533,000, respectively, which expire at various dates through 2029.

Changes in the ownership of the Company that have occurred in the past or that could occur in the future may limit the future utilization of these net operating loss and capital loss carryforwards pursuant to federal and state tax statutes and regulations.  The amount of such limitations, if any, have not been quantified by the Company.

At September 30, 2009 and 2008, the Company’s net deferred tax asset is fully offset by a valuation allowance because the Company believes it is more likely than not, such benefits will not be realized during the respective carryforward periods.. Management will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required; the tax benefit of the remaining net deferred tax assets will be recognized in the future. Unrecognized tax benefits, if they arise in the future, including any interest or penalties, would reduce the amount of net operating loss carryforwards available for utilization in future periods.

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

Federal income tax rate	34.0%
Unrecognized benefit of current year losses	(34.0)
Effective income tax rate	0.0%

14)	RELATED PARTY TRANSACTIONS

The Shareholder Loan balances of $2,000 and $15,437 at September 30, 2009 and 2008, respectively, represent the net amount owed to one officer/shareholder for monies advanced from time to time to cover the Company’s short-term cash flow needs. This loan is unsecured, non-interest bearing and has no specific term for repayment.

In February 2007, as further described in Note 4, one of the officers, who is also a shareholder, sold his entire interest in a certain spray technology he previously acquired personally from HV Plastic Spray Systems, Inc., for 75,000 restricted common shares of XIOM.

During the quarter ended March 31, 2008, two officers/shareholders loaned a total of $529,500 to the Company and in July 2008 converted such debt into 402,454 shares of restricted common stock.

In October 2007, as further described in Note 12, the Company granted options to two officers/shareholders to purchase a total of 300,000 shares of restricted common stock at a price of $1.50 per share.

In February 2008, as further described in Note 12, the Company granted options to two officers/shareholders to purchase a total of 300,000 shares of restricted common stock at a price of $1.25 per share.

In February 2009, as further described in Note 12,the Company granted options for the purchase of 1,500,000 shares of restricted common stock at $0.25 per share for a period of five years to two officers of the Company and two independent contractors. These options were 100% vested upon issuance. The Company estimated the fair value of these options to be $60,000 and, as these awards were in recognition of past performance and fully vested upon issuance, recorded a non-cash expense of that amount on the date of grant.

In April 2009, as further described in Note 12, the Company granted options for the purchase of 1,200,000 shares of restricted common stock at $0.05 per share for a period of five years to an officer of the Company. These options were 100% vested upon issuance and included a provision for a cashless exercise.  The Company estimated the fair value of these options to be $43,200 and, as this award was in recognition of past performance and fully vested upon issuance, recorded a non-cash expense of that amount on the date of grant.

15)	COMMON STOCK, SUBJECT TO RESCISSION RIGHTS

Under the federal securities laws, any offering of securities must be registered unless an exemption from registration is available, and, with limited exceptions, no exemption from registration is generally available for a private placement transaction which is made concurrently with a public offering. The Company may be considered to have commenced a public offering of securities on May 6, 2005, when it first filed a registration statement on Form SB-2.

Subsequent to that date, from January 1, 2006 through October 20, 2006 (the effective date of the registration statement), the Company offered and sold 563,718 restricted shares of common stock for a total of $670,399. Although the Company made these transactions in reliance upon claimed exemptions from registration that the Company believed were valid, the purchasers may claim that the transactions violated federal securities laws. If any of these transactions did violate federal securities laws, the purchasers in those transactions may have claims against the Company for damages or for rescission of their purchase transaction and recovery of the full subscription price paid, which would be a total of $670,399, plus interest.  Accordingly, the Company classified the $670,399 as temporary equity on the balance sheet and excluded the 563,718 shares from the total of outstanding shares as of September 30, 2008.

The Company believes the statute of limitations precludes any claims for rescission beginning with October 2009 (three years from the date the shares were sold). As of January 13, 2010, the date that these financial statements were issued, none of the purchasers of those securities has made or threatened any claim against the Company alleging violation of the federal securities laws. Therefore, the Company has reclassified the $670,399 from temporary equity to permanent equity and included the 563,718 shares in the total outstanding shares as of September 30, 2009.

16)         GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements as of September 30, 2008, the Company has a total Stockholders’ Deficit of $2,043,000 and negative working capital of $1,999,000.  Additionally, the Company incurred a Net Loss of $4,232,000 and $2,985,000 for the years ended September 30, 2009 and 2008, respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company will continue seeking to raise money through a series of equity and debt transactions in fiscal 2010.

17)         SUBSEQUENT EVENT

On December 7, 2009,the Company, and its wholly owned subsidiary, XIOM Corp. (“XIOM”), entered into a certain Membership Interest Purchase Agreement  dated as of December 7, 2009, by and among the Company, XIOM, and each of the persons who held membership interests in Equisol, LLC (“Equisol”).  Pursuant to the Purchase Agreement, the Company acquired all of the issued and outstanding membership interests of Equisol, and in exchange, the sellers received shares of common stock of the Company representing forty percent (40%) of the issued and outstanding shares of the common stock of the Company on a fully diluted basis.  Prior to issuance of Company common stock to the sellers of Equisol on December 7, 2009, the Company had 23,247,407 shares of common stock outstanding.

In connection with the purchase, the Company raised $705,000 for working capital uses.

The Company evaluated subsequent events through the date of this Form 10-K and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company is responsible for the preparation and integrity of the consolidated financial statements appearing in our annual report on Form 10-K.  The financial statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates.   Financial information in this annual report on Form 10-K is consistent with that in the financial statements.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”).  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements.  Our internal control over financial reporting is supported by a program of reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Business Conduct adopted by our Company’s Board of Directors, applicable to all Company Directors and all officers and employees of our Company and subsidiaries. Our internal control over financial reporting includes those policies and procedures that:

•      pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of EIHC;

•      provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of EIHC are being made only in accordance with authorizations of management and directors of EIHC; and

•      provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of EIHC’s assets that could have a material effect on the financial statements.

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

Management, including our then principal executive officer and principal financial officer,  assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008.  In making this assessment, management used the criteria set forth by [the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment as further discussed in the following paragraph, management believes that the Company maintained ineffective internal control over financial reporting as of September 30, 2008.

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

As a result, during the quarter ended December 31, 2008 we instituted additional levels of review and have retained the services of additional financial professionals with the requisite background and experience that will coordinate and be responsible for our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our chief executive officer/chief financial officer, performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) occurred during the period covered by this report. Based on that evaluation, management and the chief executive officer/chief financial officer concluded that no change occurred in the internal controls over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting, other than the measures undertaken as noted in the preceding paragraph.

Item 9b.    OTHER INFORMATION

None

Part III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

The directors and officers of the Company are listed below with information about their respective backgrounds.  Each Director is elected to serve a one year term, until the next annual meeting of the shareholders or until their successor is elected (or appointed) and qualified. n connection with the Acquisition, Andrew B. Mazzone resigned as President and CEO of each of the Company and XIOM.  Mr. Mazzone will continue to serve as a member of Board of Directors of each of the Company and XIOM.  Additionally, Thomas Gardega resigned as a director and as Secretary of each of the Company and XIOM.

Effective as of December 7, 2009, the following individuals were elected to the Board of Directors of the Company:

Name	Age	Position
Michael D. Parrish	46	Chairman of the Board of Directors/CEO, President
Gregory N. Moore (1)	60	Director and Chairman of the Audit Committee of the Board of Directors
Andrew B. Mazzone	69	Director
James W. Zimbler	44	Secretary/Director
Kurt M. Given	45	Treasurer/Director

(1)           Member of our Audit Committee.

Michael D. Parrish

In connection with the Acquisition, the Company entered into an Employment Agreement dated as of December 7, 2009 (the “Employment Agreement”) with Michael D. Parrish, the Chairman of Equisol and a Seller under the Purchase Agreement.  Under the terms of the Employment Agreement, Mr. Parrish will be employed as the President and CEO of the Company for an initial term of two (2) years, which term may be extended for an additional one-year.  The initial term of employment commenced on the closing date of the Acquisition.  Mr. Parrish will also serve as the Chairman of the Board of Directors of the Company.  Mr. Parrish will have an annual base salary of $175, 000, and he is also eligible to receive discretionary performance bonuses.

Mr. Parrish has extensive operational and general management experience; his focus is on financial performance and strategic alliances.  Mr. Parrish has over 24 years of leadership and finance experience in a variety of global firms.  Prior to Equisol, Mr. Parrish held various executive positions in several General Electric Companies where he served in positions such as General Manager for global logistics and services for GE’s Water business, and, earlier, as Managing Director for GE Capital specializing in ecommerce, six sigma, and productivity of several of GE’s equipment management groups.  Prior to GE, Mr. Parrish served for 14 years active duty in the U.S. Army where he held various leadership positions of increasing responsibility as an Army Aviator culminating as a member of the Army Acquisition Corps.  Mr. Parrish has a Bachelor’s degree in Engineering from the U.S. Military Academy at West Point as well as a Masters Degree in Astronautical Engineering from Stanford University and an MBA with honors from the Wharton School at the University of Pennsylvania.   He is the current President of the West Point Society of Philadelphia and serves on the boards of the USO of SE PA/NJ and the Delaware Valley Industrial Resources Council.

Gregory N. Moore

Gregory N. Moore, has over 25 years of senior management experience in major multi-national companies and extensive international experience in major worldwide markets.  He served as the Senior Vice President and Controller of YUM! Brands, Inc. from 2003 to 2005.  Prior thereto, Mr. Moore was the Vice President and General Auditor of Yum from 1997 to 2003.  Before that, he was with PepsiCo, Inc. and held the position of Vice President and Controller of Taco Bell and Controller of PepsiCo Wines and Spirits International.  Since retiring, he has been a frequent speaker and lecturer and currently sits on two boards:  Texas Roadhouse, Inc. (NASDAQ) serving as Chairman of the Audit Committee and Nominating & Corporate Governance Committee, and as a member of the Compensation Committee; and 3 Day Blinds, a privately held company owned by two private equity firms, for which he chairs the Audit Committee.

Andrew B. Mazzone

Mr. Mazzone was Chairman and President of Xiom Corp since its inception in 1998 until October 30, 2009, when he stepped down as Chairman and President and assumed the position of Director.  Mr. Mazzone was the President of TTI at the time of the spin-out.  He resigned as Sole Officer and Director of TTI on November 1, 2001.  Thereafter, TTI acquired and changed its name to Steam Clean USA, Inc. on or about August 15, 2002.  On July 1, 2003, Steam Clean USA, Inc. acquired Humana Trans Services Group, Ltd.  At this point Mr. Mazzone was invited to become Chairman of the Board of Directors.  He served in that position until January 2004, when he resigned as Chairman but remained as a Director and until May 5, 2004, when he resigned from the Board entirely.  From 1970 until February 15, 1995, Mr. Mazzone was employed by Metco, Westbury, NY, a subsidiary of the Perkin Elmer Corp., a holding company, which subsidiary, Metco, was engaged in the business of development of metal spraying and metal powders.  Mr. Mazzone, as President, resigned from Sulzer Metco after the acquisition of the Company in 1995.  From 1995 to October, 2001 Mr. Mazzone was President of Thermaltec International.

At Metco, Mr. Mazzone held various positions, including as Director of Logistics, Director of Sales and Marketing, Director of Manufacturing, Executive Vice President and President.

Mr. Mazzone has degrees from Babson College, Babson Park, Massachusetts, in finance and an advanced degree in economics, with a specialty in economic history.

James W. Zimbler

James W. Zimbler, has been a principal of Keystone Capital Resources, LLC, since its inception in March 2004.  Keystone is involved as a consultant in the mergers and acquisitions of public companies and consulting for private companies that wish to access the public markets.  Prior to becoming a founding member of Keystone, he was involved in consulting for capital raising, re-capitalization and mergers and acquisitions for various clients.  Mr. Zimbler was one of the initial shareholders in Accountabilities, Inc., f/k/a Human Trans Services Holding Corp (“ACBT”).   Mr. Zimbler has recently focused his energies in the field of turnarounds of small emerging private and public companies.  He has served on the Board of Directors and/or Officer of several companies since 2000.

Kurt M. Given
Kurt M. Given, is responsible for the day-to-day business functions and operations of Equisol, including marketing, technology, and linking together sales, administration, and customer relationships. With 20 years of water treatment experience at GE Betz, he has held positions in engineering and management for both the chemical and feed equipment product lines. From 1999 to 2002, he was group Leader and Product Manager for the Equipment team, overseeing all activities including pricing, marketing, profitability, capital equipment, contracts and product management. He has a bachelor of Science degree in Chemical Engineering from Pennsylvania State University and holds a patent for dust control foam generation.

Code of Ethics

Our board of directors had adopted a code of ethics applicable to persons at our company who are responsible for financial management. A copy of the code of ethics has been previously filed as an attachment to the Annual Report for September 30, 2007 as Exhibit 14.1.

Audit Committee and Audit Committee Financial Expert

Mr. Gregory Moore serves as our audit committee. Mr. Moore is an “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B promulgated under the Securities Act.

Section 16(A) Beneficial Ownership Reporting Compliance

Under section 16 of the Exchange Act, our directors and executive officers and beneficial owners of more than 10% of the our common stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in our common stock and derivative securities.

Item 11. EXECUTIVE COMPENSATION

For the fiscal year ended September 30, 2009, the Officers/Directors have been compensated with salaries and other forms of remuneration as set forth below:

Officer/Director Compensation:

During fiscal 2009 and 2008, each operating officer was entitled to an annual base salary of $60,000, plus reimbursement for documented out-of-pocket expenses.  The Board of Directors also grants non-qualified options annually to each officer as additional future compensation for services rendered. The timing and extent of such option grants are made at the sole discretion of the Board of Directors and have an exercise price equal to the estimated fair-market-value on the date of the grant.  There was no other compensation given beyond the annual base salaries and option grants.  The following Summary Compensation Table sets forth the compensation for each executive officer for the past three fiscal years ended September 30:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael D. Parrish, President,	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chairman & CEO	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Andrew B. Mazzone,	2009	$60,000
President, XIOM Corp.	2008	$60,000

Kurt M. Given, President,	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Equisol LLC	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Thomas Gardega,	2009	$60,000
formerly Executive VP	2008	$60,000

The following table details options granted to each executive officer in the last fiscal year ended September 30, 2009:

Outstanding Equity Awards at Fiscal Year-End
OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date

Michael D. Parrish, President, Chairman & CEO	0	0	0	N/A	N/A

Andrew B. Mazzone, President, XIOM Corp.

Kurt M. Given, President, Equisol LLC	0	0	0	N/A	N/A

Thomas Gardega, formerly Executive VP

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Gregory N. Moore	-	-	-	-	-	-	-

James W. Zimbler	-	-	-	-	-	-	-

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

Stock Option Plan

We previously adopted an equity incentive plan, the XIOM Corp. Amended 2008 Employee and Consultant Stock Plan (the “Plan”), pursuant to which we are authorized to grant options, restricted stock and stock appreciation rights to purchase up to 3,375,000 shares of common stock to our key employees, officers, directors, consultants and other agents and advisors. Registration for the underlying shares with the Securities and Exchange Commission was terminated on October 30, 2009.

As of January 8, 2010, we currently have outstanding options under the Plan to purchase approximately 6,936,500 shares of our common stock, with a weighted-average exercise price of $0.xx. Of the outstanding options, x,xxx,xxx are vested, at a weighted- average exercise price of approximately $0.xx per share.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 8, 2010 with respect to the beneficial ownership of the 48,696,789 outstanding shares of the Company's Common Stock by (i) each person known by the Company to beneficially own five percent or more of the outstanding shares; (ii) the Company's officers and directors; and (iii) the Company's officers and directors as a group.  A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days.

		Percentage of
Identity of Shareholder	Number of Shares	Beneficial Ownership (1)

Michael D Parrish, Chairman, President and CEO	12,033,999	24.71%
31 Fox Ridge Drive
Malvern , PA 19355

Kurt M. Given, Director and Treasurer	6,979,565	14.33%
2230 Locust Drive
Lansdale, PA 19446

Andrew B. Mazzone, Director	6,132,454	11.86%
513 Dryden Street
Westbury, NY 11590

James W. Zimbler, Director and Secretary	650,000	( *)
165 Fernleaf Court
State College, PA 16801

Martin Hodus, Shareholder	2,525,000	5.19%
271-19E Grand Central Parkway
Floral Park, NY 11005
_____________________
All Officers and Directors as	25,796,018	50.90%
A Group (4 Persons)

(*)	Less than 5% ownership

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

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions Between Us and Our Affiliates
 [LIST]
Director Independence

One of our current directors, Mr. Gregory Moore, is considered to be independent at this time.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Michael T. Studer, CPA, P.C. as our independent accountants, audited our financial statements for the year ending September 30, 2009, and performed reviews of our financial statements included in our Forms 10-Q during our fiscal year ended September 30, 2009.

Audit Fees:  The aggregate fees we paid Michael T. Studer, CPA, P.C. during the fiscal years ended September 30, 2009 and 2008 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-Q were $27,500 and $32,500, respectively.

Audit-Related Fees:  Michael T. Studer, CPA, P.C. did not provide or bill for, and was not paid for, any audit-related fees in the fiscal years ended September 30, 2009 and 2008.

Tax Fees:  Michael T. Studer, CPA, P.C. did not provide or bill for, and was not paid for, any tax services in the fiscal years ended September 30, 2009 and 2008.

All Other Fees:  Michael T. Studer, CPA, P.C. did not provide or bill for, and was not paid for, any other services in the fiscal years ended September 30, 2009 and 2008.

The Company’s Board of Directors has annually reviewed and approved the engagement of the Company’s auditors and approved in advance the fee arrangements with regard to audit services and reviews of financial statements included in the Company’s Forms 10-Q, along with audit-related fees and tax fees. Substantially all such fees were approved in advance for 2009 and 2008.

PART IV

Item 15.  EXHIBITS

Index to Exhibits:

SEC REFERENCE
NUMBER	TITLE OF DOCUMENT
31.1	Certification of President Officer pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to section 906 of the Sarbanes-Oxley act of 2002 (1)
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to section 906 of the Sarbanes-Oxley act of 2002 (1)

 (1)      Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, XIOM CORP. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on January 13, 2010.

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.

By:	/s/ Michael D. Parrish
Michael D. Parrish, President, Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated:

Signature	Title	Date

/s/ Michael D. Parrish	President, Principal	January 13, 2010
Michael D. Parrish	Executive Officer and
Director

/s/ Andrew B. Mazzone	President, Principal	January 13, 2010
Andrew B. Mazzone	Accounting/Financial Officer and
Director

/s/ Kurt M. Given	Director	January 13, 2010
Kurt M. Given

/s/ Gregory N. Moore	Director	January 13, 2010
Gregory N. Moore

/s/ James W. Zimbler	Director	January 13, 2010
James W. Zimbler