Form 10-K/A
period 2009-09-30
Environmental Infrastructure Holdings Corp
filed 2010-01-14
CIK 1160479

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

Explanatory Note

This Amendment No. 1 to Form 10-K for the year ended September 30, 2009 includes additional disclosures, primarily in the area of executive compensation, and corrections of typographic errors which were not reflected in the original filing. This Amendment speaks as of the original filing date of our Form 10-K and has not been updated to reflect events occuring subsequent to the original filing date.

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

Plan of Operations:

The Company's commercial operations were negatively impacted in fiscal year 2009; the worldwide economic downturn, which adversely affected construction significantly, was the prime driver in the Company's severe reduction in sales. The Company’s main market has been sales to the small construction contractor; the drying up of that market world wide caused our sales to decline from $2,371,000.00 in fiscal year 2008 to $899,979.96 in fiscal year 2009.

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

Operating expenses increased from $3,545,000 in fiscal 2008 to $3,726,000 in fiscal 2009.  Reductions in engineering expenses as well as cost containment measures in the areas of marketing and general overhead lowered selling, general, and administrative expenses by $101,000, or 3%.  Offsetting those decreases was a $458,000 charge for impairment of certain intangible assets, including technology acquired in 2004 and 2007 for which the carrying value was determined to be non-recoverable.

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

During the fiscal years ended September 30, 2009 and 2008, net cash used by operating activities was $583,000 and $1,119,000, respectively. The Company incurred net losses of $4,232,000 and $2,985,000 for the fiscal years ended September 30, 2009 and 2008, respectively. Additionally, at September 30, 2009, the Company had a Stockholders’ Deficit of $2,043,000.

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

Item 8.       FINANCIAL STATEMENTS

Index To Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Environmental Infrastructure Holdings Corp.:

I have audited the accompanying consolidated balance sheets of Environmental Infrastructure Holdings Corp. (formerly XIOM Corp.) (the Company) as of September 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity(deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environmental Infrastructure Holdings Corp. (formerly XIOM Corp.) as of September 30, 2009 and 2008 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

See accompanying notes to consolidated financial statements

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Operations
For the Years Ended September 30, 2009 and 2008

	2009	2008

Sales	$901,854	$2,370,933

Cost of sales	592,820	1,483,288

Gross Profit	309,034	887,645

Selling, general and administrative expenses	3,267,433	3,368,475

Impairment of intangible assets	458,404	176,352

Operating income (loss)	(3,416,803)	(2,657,182)

Other income (expense):
Gain on conversion of debt	30,942	-
Interest expense	(845,872)	(327,446)
Total other income (expense)	(814,930)	(327,446)

Net income (loss)	$(4,231,733)	$(2,984,628)

Basic and diluted income (loss) per share	$(0.29)	$(0.31)

Weighted average number of shares
outstanding, basic and diluted	14,830,442	9,486,008

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

See accompanying notes to consolidated financial statements

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Cash Flow
For The Years Ended September 30, 2009 and 2008

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(4,231,733)	$(2,984,628)

Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Provision for bad debts	42,000	30,000
Depreciation and amortization	71,550	67,597
Amortization of prepaid expenses originally established
through the issuance of common shares	1,157,431	-
Value of common shares issued to employees and independent contractors	115,026	992,000
Value of stock options issued to employees and independent contractors	339,150	349,997
Value of stock option amendment	21,160	-
Issuance of common stock under the Employee Stock Ownership Plan	135,519	-
Issuance of common stock as severance payment	18,750	-
Issuance of common stock for services and contractual arrangements	20,000	-
Issuance of common stock for payment of accrued interest	-	39,263
Gain upon conversion of debt into common stock	(30,942)	-
Amortization of convertible note discounts	578,973	206,573
Write-off of notes receivable	67,200	-
Provision for impairment of intangible assets	458,404	-
Loss on investment in wholly-owned subsidiary	-	176,352
Issuance of common stock for sales commission	-	14,702
Issuance of common stock to buy-out distributor agreements	-	51,000
Changes in operating assets and liabilities:
Accounts receivable	53,830	(42,378)
Inventory	118,165	(132,873)
Prepaid expenses	13,357	2,506
Other current assets	(9,500)	(3,040)
Retainage receivable	(4,563)	(23,583)
Security deposits	-	(4,630)
Accounts payable and accrued expenses	483,036	142,111

Total adjustments	3,648,546	1,865,597

Net cash provided (used) in operating activities	(583,187)	(1,119,031)

Cash flows from investing activities:
Additions to intangibles	(55,056)	(114,507)
Purchase of fixed assets	-	(54,423)
Investment in wholly-owned subsidiary	-	(43,852)
Increase in loan receivable	-	(111,625)

Net cash provided (used) by investing activities	(55,056)	(324,407)

Cash flows from financing activities:
Proceeds from convertible notes	450,000	460,000
Proceeds from sale of restricted common stock	-	419,000
Proceeds from officers' convertible notes	-	545,206
Proceeds from exercise of stock warrants	-	29,150
Other	20,276	(32,779)

Net cash provided (used) by financing activities	470,276	1,420,577

Net increase (decrease) in cash and cash equivalents	(167,967)	(22,861)

Cash & cash equivalents, beginning of period	289,857	312,718

Cash & cash equivalents, end of period	$121,890	$289,857

Supplemental disclosures

Non-cash financing and investing activities:
Issuance of shares for services	$1,504,457	$992,000
Issuance of shares upon conversion of convertible notes	$128,076	$310,000
Issuance of shares for equity investments	-	$132,500
Issuance of shares for accrued expenses	-	$115,000
Issuance of shares for accrued Interest	-	$59,086
Issuance of shares to buy-out distributor agreements	-	$51,000
Issuance of common stock under Employee Stock Ownership Plan	$135,667	-
Value of stock option grants	$279,150	$349,997
Value of stock option amendment	$21,160	-
Options exercised in exchange for Accrued Compensation,
Shareholder Lien and Accrued Professional Fees	$-	$154,000
Issuance of shares upon conversion of Officers' Notes	$-	$547,338
Issuance of shares for Sales Commissions	$-	$14,702

Interest and Taxes Paid:
Interest Expense	-	$43,749
Income Taxes	-	-

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

Amortization expense for the years ended September 30, 2009 and 2008 was $29,962 and $24,875, respectively.

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

8)	CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of September 30, 2009 and 2008 consisted of the following:

	2009	2008

Convertible notes due December 2009 through February 2010 with face values totaling $450,000 net of unamortized discounts totaling $119,013 as of September 30, 2009	$330,987	-

Convertible note due March 2010 with a face value of $500,000 net of unamortized discount of $44,907 and $145,959 as of September 30, 2009 and 2008, respectively	455,093	$354,041

Convertible notes due April 2012 with face values totaling $940,000 and $1,172,000 net of unamortized discounts totaling $0 and $375,153 as of September 30, 2009 and 2008, respectively	940,000	736,847

Total	$1,726,080	$1,090,888

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

From June 2009 through August 2009, the Company raised $450,000 through the issuance of a series of Convertible Notes (the “Notes”). Under the terms of the Notes, the Company issued to the holders of such Notes 450,000 shares of restricted common stock with a value of $82,689. The Notes, which mature from December 2009 through February 2010, include interest at 100% per annum and are convertible at the option of the holder at any time into common shares of the Company at a price equal to 75% of the thirty day moving average of the closing price of the Company's stock immediately prior to such conversion. Unless converted at an earlier date, the Notes will mature six months after issuance.

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

The issuance of the Notes was accounted for as follows:

Face value	$1,232,000
Finder fee	(261,100)
Net cash proceeds	970,900

Value attributable to:
Warrants issued to finder	(143,672)
Warrants issued to note holder	(238,195)
Value attributable to convertible notes	$589,033

The Company computed the value of the 1,642,667 warrants issued to aggregate $143,672 and recorded this amount as an increase to additional paid-in capital and a discount against the Notes. The Company valued the warrants using the Black-Scholes option pricing model. Assumptions used in the calculation included an expected term of five years (the contractual term of the warrants), a risk free rate of 3.5% and a market price volatility factor of 20%.

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

In October 2008, several holders representing an aggregate principal amount of $720,000 of these Notes demanded immediate payment thereof as a result of the Registration Statement not being declared effective in June 2008, one year after the final closing date of the Offering. Pursuant to the terms of the Notes, these holders have elected to accelerate the maturity date and, in default of payment, have these Notes accrue interest at a default rate of 15% per annum from the date of notice until principal and accrued interest is paid in full.  Subsequent to year-end, on December 2009, the Company received a notice from holders of $820,000 of such Notes indicating that the Company was in default and demanded payment of the face amount of the notes and all accrued and unpaid interest.  In light of the circumstances described above, all of these Notes due in April 2012 have been classified as current liabilities and remaining unamortized discounts of $249,293 have been reduced to $0 as of September 30, 2009.

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

Accrued interest on the convertible notes payable as of September 30, 2009 and 2008 has been classified in accounts payable and accrued expenses and consists of the following:

	2009	2008

Convertible notes due December 2009 through February 2010	$103,819	$-
Convertible note due March 2010	23,805	5,948
Convertible notes due April 2012	158,976	41,991
Total	$286,600	$47,939

9)	SALES TO MAJOR CUSTOMERS AND BY CUSTOMER GEOGRAPHIC AREA

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

Sales by customer geographic area, determined by the customer’s country of origin, are as follows for the years ended September 30, 2009 and 2008:

	2009	2008

United States	$763,000	$2,106,000
Canada	102,000	265,000
Europe	37,000	-

Total	$902,000	$2,371,000

As of September 30, 2009 and 2008, there are no long-lived assets in any foreign operation outside of the United States.

10)	COMMITMENTS AND CONTINGENCIES

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

During fiscal 2006, the Company sold and issued, in two separate private placements, 563,718 shares of restricted common stock for a total of $670,399. Because these shares were issued during, but not included in, the Company’s SB-2 registration statement that became effective in October 2006, such shares were subject to rescission rights by the shareholders who purchased these shares. Common stock, subject to rescission rights, has not been included in Stockholders’ Equity as of September 30, 2008, but has been disclosed separately on the face of the balance sheet (See Note 15).

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

In June 2009, the Company issued 250,000 restricted common shares with an assigned value of $164,481 (including $116,093 relating to the beneficial conversion feature of the notes) in connection with the issuance of convertible notes with a face of $250,000 due in December 2009.  See Note 8(a) for additional information regarding the accounting for the issuance of those notes.

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

In February 2009, the Company amended outstanding options for the purchase of 1,936,500 shares of common stock at exercise prices ranging from $0.75 to $1.50 per share at various dates from September 2010 through February 2013 and reduced the exercise prices to range from $0.25 to $0.58. These options were 100% vested upon issuance. The Company estimated the fair value of these options immediately before and after the amendment and determined the fair value to have increased by $21,160, and recorded a non-cash expense of that amount on the date of the amendment.

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

Shareholder loan balances of $2,000 and $15,437 at September 30, 2009 and 2008, respectively, are classified in other long-term liabilities and represent the net amount owed to two officers and shareholders for monies advanced from time to time to cover the Company’s short-term cash flow needs. This loan is unsecured, non-interest bearing and has no specific term for repayment.

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

16)         GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements as of September 30, 2009, the Company has a total Stockholders’ Deficit of $2,043,000 and negative working capital of $1,999,000.  Additionally, the Company incurred a Net Loss of $4,232,000 and $2,985,000 for the years ended September 30, 2009 and 2008, respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company will continue seeking to raise money through a series of equity and debt transactions in fiscal 2010.

17)         SUBSEQUENT EVENTS

On December 7, 2009,the Company and its wholly owned subsidiary, XIOM Corp. (“XIOM”), entered into a certain Membership Interest Purchase Agreement  dated as of December 7, 2009, by and among the Company, XIOM, and each of the persons who held membership interests in Equisol, LLC (“Equisol”).  Pursuant to the Purchase Agreement, the Company acquired all of the issued and outstanding membership interests of Equisol, and in exchange, the sellers received shares of common stock of the Company representing forty percent (40%) of the issued and outstanding shares of the common stock of the Company on a fully diluted basis.  Prior to issuance of Company common stock to the sellers of Equisol on December 7, 2009, the Company had 23,247,407 shares of common stock outstanding.

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

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael D. Parrish, President,	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chairman & CEO	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Andrew B. Mazzone,	2009	$60,000	28,689	109,130	61,200	-0-	-0-	-0-	259,019
President, XIOM Corp.	2008	$60,000	39,286	78,240	-0-	-0-	-0-	-0-	138,240

Kurt M. Given, President,	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Equisol LLC	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Thomas Gardega,	2009	$60,000	30,374	35,700	78,900	-0-	-0-	-0-	204,984
formerly Executive VP	2008	$60,000	39,286	78,240	-0-	-0-	-0-	-0-	138,240

The following table details options granted to each executive officer in the last fiscal year ended September 30, 2009:

Outstanding Equity Awards at Fiscal Year-End
OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date

Michael D. Parrish, President, Chairman & CEO	0	0	0	N/A	N/A

Andrew B. Mazzone, President, XIOM Corp.	36,667 150,000 75,000 150,000 150,000 450,000	- - - - - -	36,667 150,000 75,000 150,000 150,000 450,000	$0.50 $0.58 $0.42 $0.50 $0.42 $0.25	3/1/11 10/15/11 7/6/12 10/15/12 2/28/13 2/27/14

Kurt M. Given, President, Equisol LLC	0	0	0	N/A	N/A

Thomas Gardega, formerly Executive VP	140,000 150,000 75,000 150,000 150,000 450,000 300,000	- - - - - - -	140,000 150,000 75,000 150,000 150,000 450,000 300,000	$0.50 $0.58 $0.42 $0.50 $0.42 $0.25 $0.05	3/1/11 10/15/11 7/6/12 10/15/12 2/28/13 2/27/14 5/26/14

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Gregory N. Moore	-	-	-	-	-	-	-

James W. Zimbler	-	-	-	-	-	-	-

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

As of January 8, 2010, we currently have outstanding options and warrants to purchase approximately 6,186,500 shares of our common stock, with a weighted-average exercise price of $0.46. Of the outstanding options, 100% are vested.

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

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions Between Us and Our Affiliates

On February 27, 2009, the Company granted both Mr. Andrew Mazzone, then President of the Company and Mr. Thomas Gardega, then Executive Vice President of the Company five-year options to purchase 450,000 shares of restricted common stock at a price of $0.25 per share. At the date of grant, the previous closing market price of the Company's stock was $0.15. These options were fully vested at issuance.

On April 1, 2009, the Company granted Mr. Mazzone five-year options to purchase 1,200,000 shares of restricted common stock at a price of $0.05. At the date of grant, the previous closing market price of the Company's stock was $0.09. These options were fully vested at issuance. On July 23, 2009, Mr. Mazzone exercised those options using a cashless exercise provision, and received 1,077,551 shares of restricted common stock.

On May 25, 2009, the Company granted Mr. Mazzone and Mr. Gardega five-year options for the purchase of 300,000 shares of restricted common stock at a price of $0.05 per share. At the date of grant, the previous closing market price of the Company's stock was $0.39. These options were fully vested at issuance. On August 26, 2009 Mr. Mazzone exercised these options using a cashless exercise provision, and received 261,539 shares of restricted common stock.

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

Audit Fees:  The aggregate fees billed by Michael T. Studer, CPA, P.C. during the fiscal years ended September 30, 2009 and 2008 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-Q were $27,500 and $32,500, respectively.

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

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.

By:	/s/ Michael D. Parrish
Michael D. Parrish, President, Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated:

Signature	Title	Date

/s/ Michael D. Parrish	Chairman of the Board of Directors, CEO and	January 13, 2010
Michael D. Parrish	President, Principal Executive Officer and
Director

/s/ Andrew B. Mazzone	Principal Accounting/Financial Officer and	January 13, 2010
Andrew B. Mazzone	Director

/s/ Kurt M. Given	Director	January 13, 2010
Kurt M. Given

/s/ Gregory N. Moore	Director	January 13, 2010
Gregory N. Moore

/s/ James W. Zimbler	Director	January 13, 2010
James W. Zimbler