Form 10-K
period 2009-12-31
Environmental Infrastructure Holdings Corp
filed 2010-04-15
CIK 1160479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSSION
WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the fiscal year ending December 31, 2009

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

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Share, Par Value, $.0001
(Title of Class)

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐ Yes  ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $5,132,120 on June 30, 2009

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. There were 44,422,309 shares of the Company's common stock outstanding on April 14, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.
ANNUAL REPORT ON FORM 10-K

For Year Ended December 31, 2009

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K, the terms "we," "us," "our," and "our company" refer to ENVIROMENTAL INFRASTRUCTURE HOLDINGS CORP. ("EIHC"), a Delaware corporation and, unless the context indicates otherwise, includes our wholly-owned subsidiaries, XIOM Corp., Equisol, LLC, and Gulf States Chlorinator and Pump, Inc.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This document contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "targets" and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under "Risk Factors" beginning on page 7.

The identification in this document of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

PART I

Item 1.  BUSINESS

ABOUT OUR COMPANY

Environmental Infrastructure Holdings Corp (“EIHC”, or the “Company”), was incorporated in Delaware on November 5, 2009. The Company was formed to be the holding company of XIOM Corp. and its subsidiaries.  See “Reorganization” below.  The Company is the successor issuer of XIOM for purposes of the Securities Act of 1933, as amended, and the filings made by XIOM thereunder.  Pursuant to Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Act”), the Company is the successor issuer of XIOM with respect to XIOM Common Shares, which were registered pursuant to Section 12(g) of the Act. Pursuant to such rule, the Company Common Shares may be deemed to be registered pursuant to Section 12(g) of the Act.

Reorganization

On December 7, 2009, XIOM reorganized its operations into a holding company structure (the “Reorganization”) whereby XIOM became a direct wholly owned subsidiary of the Company pursuant to an Agreement and Plan of Merger pursuant to Section 251(g) of the Delaware General Corporation Law (the “Merger Agreement”) dated as of December 7, 2009, by and among the Company, XIOM and EIHC Merger Co. (“Merger Sub”).

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

The certificate of incorporation and bylaws of the Company are immediately following the merger were identical to those of XIOM (other than provisions regarding certain technical matters, as permitted by Section 251(g) of the Delaware General Corporation Law), and the directors and officers of the Company immediately following the merger were identical to the directors and officers of XIOM immediately prior to consummation of the Merger. XIOM’s stockholders will not recognize gain or loss for United States federal income tax purposes upon the conversion of the XIOM Common Shares.

Acquisition

On December 7, 2009, the Company, and its wholly owned subsidiary, XIOM Corp. (“XIOM”), entered into that a Membership Interest Purchase Agreement (the “Purchase Agreement”) dated as of December 7, 2009, by and among the Company, XIOM, and each of the persons who held membership interests (collectively, the “Sellers”) in Equisol, LLC (“Equisol”).  Pursuant to the Purchase Agreement, the Company acquired all of the issued and outstanding membership interests of Equisol, and in exchange, the Sellers received shares of common stock of the Company representing forty percent (40%) of the issued and outstanding shares of the common stock of the Company on a fully diluted basis (the “Acquisition”).

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

Where you can find us

Our corporate offices are located at Four Tower Bridge, 200 Barr Harbor Drive, Ste. 400,West Conshohocken, PA  19428.The main telephone number is (866) 629-7646. Any information contained on our website should not be considered as part of this prospectus.  The information contained on our website is used for disseminating sales and marketing purposes.

BUSINESS OF THE COMPANY – PRINCIPAL PRODUCTS AND SERVICES

Environmental Infrastructure Holdings Corp was founded to acquire and manage diverse entities and subsidiaries specializing in environmentally related companies focused on the improvement of our nation’s and world’s infrastructure.  Currently the company has two wholly owned subsidiaries in Equisol, LLC and Xiom Corp.

 Equisol, LLC was founded to address the recurring need of industrial and commercial businesses to maximize efficiencies and meet environmental compliance requirements.  These include the need to accurately treat their water and process systems through filtration and/or chemical injection as well as comply with the Clean Air and Clean Water Acts through air and monitoring.  Equisol is a nationally recognized equipment solutions provider delivering environmentally friendly products, services and engineering solutions to our customers.  Specializing in the Water & Wastewater Industry, the company provides:

•	Turnkey Solutions

•	Systems design, fabrication, and sales

•	Equipment and Systems Service and Repair

•	Optimization, Calibration & Maintenance

•	24 Hour Environmental Engineering and Consulting

Equisol’s primary customer is the industrial end user; the Company works in conjunction with water treatment chemical companies, industry consultants, original equipment manufacturers (OEMs) and equipment distributors to market its services and expand its customer base.  Equisol’s major customers are refineries, power plants, engineering firms, and manufacturing facilities in addition to supporting commercial, municipal, as well as governmental facilities.  Additionally, the top five major water treatment companies, including GE, Nalco, and Siemens, now use Equisol to support their equipment needs.  Currently, the company has approximately 35 teammates and growing, the majority of which are in the Gulf Coast Region between Houston and New Orleans and all have significant experience in the industry, specifically with electrical, mechanical, instrumentation skills.  The company’s other geographical strength is in the New York to DC corridor with satellite offices in Ohio, Georgia, and Maryland.   Because of the company’s national focus, Equisol has been able to compete and win at the corporate level in addition to our successes at the local, plant level.  Our competition are the billion dollar engineering firms and the thousands of small, regional, mom & pop firms which we consider potential acquisition targets. Equisol has grown rapidly through acquisitions and organic growth.  Equisol was selected by Entrepreneur Magazine as one of the nation’s Top 100 Fastest Growing New Entrepreneurial Companies for 2004. According to Inc.com Magazine, the company was the 7th fastest growing privately held environmental services company in America for 2008, when it was the 601st fastest growing privately held company and we expect that ranking to continue to improve, as it did from 2007, when Equisol was the 620th fastest growing privately held company. The Entrepreneurs Forum of Greater Philadelphia named Equisol, LLC to the Philly 100 list of fastest growing companies in the region in 2009.

While Equisol sells nationally and has worked in most states, Canada, and internationally, part of the Company’s growth needs are to acquire on-site assets in the West and strengthen our Midwest and Southeast presence.

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

Since our inception, we have incurred significant losses and negative cash flows from operations.  As of December 31, 2009, we had an accumulated deficit of $8,727,911, and may incur additional losses in the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products.  In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations.  Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently, and successfully complete the development of our products, which may include manufacturing and marketing our products.  There can be no assurance that any such events will occur or that we will ever become profitable.  Even if we do achieve profitability, we cannot predict the level of such profitability.  If we sustain losses over an extended period of time, we may be unable to continue our business.

Management expects that our independent registered public auditors will issue their report for the fiscal year ended December 31, 2009, with a “going concern” explanatory paragraph.

Our independent registered public auditors have not yet issued their report on their audit of our financial statements as of and for the fiscal year ended December 31, 2009. We expect that the independent registered auditor’s report will contain an explanatory paragraph indicating that the net losses we have incurred and our working capital deficit raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully read the independent registered public auditor’s report and examine our financial statements.

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

To date, we have incurred significant expenses in product development and administration in order to ready our products for market. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. Additionally, more capital may be required in the event that:

·	we incur unexpected costs in completing the development of our technology or encounter any unexpected
·	technical or other difficulties;
·	we incur delays and additional expenses as a result of technology failure;
·	we are unable to create a substantial market for our product and services; or
·	we incur any significant unanticipated expenses.

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

In June 2009, the Company issued 620,000 restricted common shares with a fair market value of $217,000 to several independent contractors in connection with professional service agreements for financial and legal services to be provided to the Company through May 2010. In June 2009, the Company issued 370,000 common shares with a fair market value of $129,500 to employees under the Company's Employee Stock Ownership Plan in lieu of salaries. In June 2009, the Company issued 10,000 restricted common shares with a fair market value of $3,500 to a former employee for consulting services. In June 2009, the Company issued 250,000 restricted common shares with an assigned value of $164,481 (including $116,093 relating to the beneficial conversion feature of the notes) in connection with the issuance of convertible notes with a face of $250,000 due in December 2009. In June 2009, two independent contractors exercised options previously granted in April 2009 for the purchase of 1,200,000 and 250,000 shares of common stock.  As they elected to utilize the cashless exercise feature of those options, net amounts of 1,042,105 and 217,105 shares of restricted common stock were issued. In July 2009, the Company issued 195,000 common shares with a fair market value of $84,550 to three independent contractors for financial and legal services.  In July 2009, the Company issued 100,000 restricted common shares with an assigned value of $59,973 (including $41,678 relating to the beneficial conversion feature of the notes) in connection with the issuance of convertible notes with an aggregate face value of $100,000 due in January 2010. In July 2009, the Company issued 155,000 common shares with a fair market value of $75,950 to two officers of the Company under the Company's Employee Stock Ownership Plan in lieu of salaries. In July 2009, an officer of the Company exercised options for the purchase of 1,200,000 shares of common stock.  As he elected to utilize the cashless exercise feature of those options, the net amount of 1,077,551 shares of restricted common stock were issued. In August 2009, the Company issued 75,000 common shares with a fair market value of $30,000 to an independent contractor for financial services. In August 2009, an officer of the Company exercised options for the purchase of 300,000 shares of common stock.  As he elected to utilize the cashless exercise feature of those options, the net amount of 261,539 shares of restricted common stock were issued. In August 2009, the Company issued 1,200 common shares with a fair market value of $475 to an independent contractor for consulting services. In August 2009, the Company issued 100,000 restricted common shares with an assigned value of $32,000 (including $4,383 relating to the beneficial conversion feature of the note) in connection with the issuance of a convertible note with a face of $100,000 due in February 2010.

In December, 2009, the Company issued 18,563,693 shares to the owners of Equisol, LLC and committed to issue 7,751,609 additional shares so that the owners of Equisol, LLC would own 40% of the fully diluted shares of EIHC.

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

The industry in which we operate is highly competitive, and competitive pressures from existing and new companies could have a material adverse effect on our financial condition and results of operations.

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

We are highly dependent on Michael Parrish, our chairman and chief executive officer, James Weber, the president of our subsidiary, XIOM Corp, and Kurt Given, president of our subsidiary, Equisol, LLC.  Our future success depends on our ability to attract, retain and motivate highly qualified management and scientific, development and commercial personnel and advisors.  To pursue our business strategy, we will need to hire or otherwise engage qualified personnel and managers, including personnel with expertise in discovery, development, manufacturing, marketing and sales.  Competition for qualified personnel is intense among companies, academic institutions and other organizations.  If we are unable to attract and retain key personnel and advisors, it may negatively affect our ability to successfully develop, test and commercialize our products and could have a material adverse effect on our proposals, financial condition and results of operations.

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

If we and our collaborators commence sale of commercial products we will need to obtain additional product liability insurance, and this insurance may be prohibitively expensive, or may not fully cover our potential liabilities.  Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or our product discovery and development collaborators.  We may be obligated to indemnify our product discovery and development collaborators for product liability or other losses they incur.  Any indemnification we receive from such collaborators for product liability that does not arise from our technology may not be sufficient to satisfy our liability to injured parties. If we are sued for any injury caused by our products or products incorporating our technology or any other products we develop, our liability could exceed our total assets.

Risks Related To Intellectual Property and Technology

If our products are not effectively protected by valid, issued patents or if we are not otherwise able to protect our proprietary information, it could harm our business.

The success of our operations will depend in part on our ability and that of our licensors to:

•	obtain any necessary patent protections for new technologies both in the United States and in other
•	countries with substantial markets;
•	defend patents once obtained;
•	maintain trade secrets and operate without infringing upon the patents and proprietary rights of others; and
•	obtain appropriate licenses upon reasonable terms to patents or proprietary rights held by others that are
•	necessary or useful to us in commercializing our technology, both in the United States and in other countries with substantial markets.

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

Because of the substantial length of time and expense associated with the development of new products, we, along with the rest of the industry, place considerable importance on obtaining and maintaining patent protection for new technologies, products and processes.  Our success will depend in part on our ability to obtain and maintain intellectual property that protects our technologies and technology products.  Patent positions may be highly uncertain and may involve complex legal and factual questions for which we seek patent protection.  No consistent standard regarding the allowance or enforceability of claims in many of our pending patent applications has emerged to date.  As a result, we cannot predict the breadth of claims that will ultimately be allowed in any future patent applications, if any, including those we have in-licensed or the extent to which we may enforce these claims against our competitors. The degree of future protection for our proprietary rights is therefore highly uncertain and we cannot assure you that:

•	we will be the first to file patent applications or to invent the subject matter claimed in patent applications that
•	we file, if any, which relate to the technologies upon which we rely;
•	others will not independently develop similar or alternative technologies or duplicate any of our
•	technologies;
•	any of our potential patent applications will result in issued patents;
•	any of our potential patent applications will not result in interferences or disputes with third parties regarding priority of invention;

•
any patents that may be issued to us, our collaborators or our licensors will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

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
•
our ability to enter into product discovery and development collaborations and technology collaborations, or to extend the terms of any existing collaboration agreements, and our payment obligations, expected revenue and other terms of any other agreements of this type;

•	the demand for our future products and our collaborators’ products containing our technology; and
•	general and industry specific economic conditions, which may affect our collaborators’ research and
•	development expenditures.

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

To remain competitive, we plan to acquire additional businesses, products and technologies and we currently are actively seeking material acquisitions that complement our business.  We have limited experience in identifying acquisition targets, successfully acquiring them and integrating them into our current infrastructure.  We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future without a significant expenditure of operating, financial and management resources, if at all.  In addition, future acquisitions could require significant capital infusions and could involve many risks, including, but not limited to, the following:

•	we may have to issue convertible debt or equity securities to complete an acquisition, which would dilute our stockholders and could adversely affect the market price of the common stock;
•
an acquisition may negatively impact our results of operations because it may require us to incur large one-time charges to earnings, amortize or write down amounts related to goodwill and other intangible assets, or incur or assume substantial debt or liabilities, or it may cause adverse tax consequences, substantial depreciation or deferred compensation charges;

•	we may encounter difficulties in assimilating and integrating the business, technologies, products, personnel or operations of companies that we acquire;
•	certain acquisitions may disrupt our relationship with existing collaborators who are competitive to the acquired business;
•	acquisitions may require significant capital infusions and the acquired businesses, products or technologies may not generate sufficient revenue to offset acquisition costs;
•	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
•	acquisitions may involve the entry into a geographic or business market in which we have little or no prior experience; and
•	key personnel of an acquired company may decide not to work for us.

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

There are significant regulatory and legal barriers in markets outside the United States that we must overcome to the extent we enter or attempt to enter markets in countries other than the United States.  We will be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws.  We also may experience difficulties adapting to new cultures, business customs and legal systems.  Any sales and operations outside the United States would be subject to political, economic and social uncertainties including, among others:

•	changes and limits in import and export controls;
•	increases in custom duties and tariffs;
•	changes in currency exchange rates;
•	economic and political instability;
•	changes in government regulations and laws;
•	absence in some jurisdictions of effective laws to protect our intellectual property rights; and
•	currency transfer and other restrictions and regulations that may limit our ability to sell certain products or repatriate profits to the United States.

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

We do not expect to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings to finance the growth and development of our business; therefore, we do not expect to pay any cash dividends in the foreseeable future. Any future dividends will depend on our earnings, if any, and our financial requirements.

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

Based on the aggregate number of shares of our common stock that are outstanding as of April 15, 2010, our officers and directors beneficially own approximately 33.3% of our outstanding common stock.  Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of the Company.  Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of our Board of Directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

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

Generally accepted accounting principles require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This has a significant impact on the presentation of our results of operations if we utilize stock-based compensation to reward and incentivize employees and others who contribute to our growth and success, although it will have no impact on our overall financial position.

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

•	Our management is aware of the abuses that have occurred historically in the penny stock market.

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

In addition, as a result of the acquisition of Equisol, LLC in December, 2009, the Company acquired leased facilities in Conshohocken, PA, Baton Rouge, LA, and Kemah, TX. The Company leases these facilities at a monthly rent of $4,300. The Company maintains its Corporate Headquarters in Conshohocken, PA.

Item 3. LEGAL PROCEEDINGS

On December 22, 2009, the Company received a notice from holders of $820,000 of its convertible notes that the Company was in default of its obligations under the notes, and acceleration and demand for payment of the face amount of the notes and all accrued and unpaid interest. The Company is in the process of reviewing these claims.

We are not aware of any other litigation, pending, or threatened at this time. We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.

Indemnification of Officers and Directors

At present we have not entered into individual indemnity agreements with our Officer or Director.  However, our revised By-Laws and Certificate of Incorporation provide a blanket indemnification that we shall indemnify, to the fullest extent under Delaware law, our directors and officers against certain liabilities incurred with respect to their service in such capabilities.  In addition, the Certificate of Incorporation provides that the personal liability of our directors and officers and our stockholders for monetary damages will be limited.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Board of Directors approved on February 26, 2010, by unanimous written consent, submission of an amendment to our Certificate of Incorporation to (a) increase the number of authorized shares of Common Stock from 50,000,000 shares, par value $0.0001 per share, to 125,000,000 shares, par value $0.0001 per share, and (b) authorize the issuance of 25,000,000 shares of preferred stock, par value $0.0001 per share (collectively, the “Amendment”). On March 8, 2010, the Company received notice of written consent by holders of more than 50% of the Company’s outstanding shares to this Amendment. The Company will file an Information Statement with the Securities and Exchange Commission, and address any comments received thereby before distributing the statement to all shareholders and filing with the State of Delaware to effect the Amendment.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

General:

The authorized capital stock consists of 50,000,000 shares of common stock, par value $.0001 per share. As of April 15, there were 44,422,309 shares of Common Stock issued and outstanding. The Company has a contractual commitment to issue an additional 7,751,609 shares to the former owners of Equisol, LLC. This does not include shares underlying warrants or options yet to be exercised. The following summary description of the Common Stock is qualified in its entirety by reference to the Company's Certificate of Incorporation and all amendments thereto.

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

Price Ranges of XIOM CORP. Common Stock:

Market Information:

The Company’s Common Stock is traded on the NASD OTC Bulletin Board under the symbol “EIHC.OB” commencing on or about January 27, 2010.

There is currently a limited trading market for the Company’s Common Stock with the price being very volatile.  The following table shows the reported high and low closing prices per share for our common stock through December 31, 2009.  Since that date through April 14, 2010, the closing price per share has been between $0.30 and $0.11.

	High	Low
Fiscal 2009:
Fourth quarter	$0.45	$0.22
Third quarter	0.49	$0.21
Second quarter	0.46	0.09
First quarter	0.35	0.10

Fiscal 2008:
Fourth quarter	$0.75	0.12
Third quarter	1.81	$0.52
Second quarter	2.19	1.50
First quarter	2.90	1.05

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

Stock Transfer Agent:

Our transfer agent and registrar of the Common Stock is Manhattan Transfer Registrar Company, P.O. Box 756, Miller Place, NY  11764, (631) 928-7655, (631) 928-6171 Fax

Sales of Unregistered Securities

On October 27, 2009, the Company issued 600,000 restricted shares with a fair market value of $222,000 to officers, employees, directors, and consultants. On that date, the Company issued 2,975,000 restricted shares to consultants with a fair market value of $1,100,750. On November 3, 2009, the Company issued 700,000 restricted shares in a private sale of a stock subscription for proceeds of $175,000. On November 9, 2009, the Company issued 700,000 restricted shares in a private sale of a stock subscription for proceeds of $175,000. On December 15, 2009, the Company issued 18,563,693 restricted shares in connection with the purchase of Equisol, LLC.

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock during the year ending December 31, 2009.

Equity Compensation Plan Information

None

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

Plan of Operations:

Both subsidiaries’ plans to move into an expansion phase were adversely affected by the weakened economy during fiscal 2009 and such plans are expected to be further adversely affected by the continued weakness of the economy during the beginning of fiscal 2010. Going forward the focus of the subsidiaries is to expand organically through increased sales and improved productivity through reduced SG&A costs.  The parent company will begin to acquire other entities focused on environmental equipment manufacturing, engineering, services, and consulting as well as geographic expansion throughout North America.  Longer term, we anticipate to emulate such acquisitions internationally.

During the first quarter of fiscal 2008, the Company’s subsidiary, Xiom introduced its XIOM 5000, a high speed spray gun which can apply material five times faster than the XIOM 1000 system each and significantly reduce the cost per square foot of spray coating to less than $1.00 per square foot. During the last two years, over 200 of XIOM’s spray systems were sold. The sales were primarily to customers in North America with 40 systems going to overseas customers.

Xiom now offers the XIOM 1000 and XIOM 5000 spray gun in a combination package for $15,000 and expects to sell approximately 100 of these systems on a worldwide basis during fiscal 2010.  However, there can be no assurance that Xiom will be able to achieve this target since this will entail a shipping rate approximately equal to what Xiom has achieved in the past.  During an expected weak economy in fiscal 2010, training and support which will be required to support a customer base aggregating approximately 300 members as well as supplying the requisite materials used in the spray systems will be a significant economic and logistical challenge for Xiom.

Xiom plans to incur patent acquisition expenditures of approximately $50,000 during fiscal 2010.

Xiom has a joint venture in the United States whose purpose is to develop contract revenues from spraying coatings on ship hulls and ship super structures.  Management is currently reviewing its plans for this joint venture.

Xiom formed a European distribution arrangement during the second quarter of fiscal 2008.  Through this arrangement, Xiom has sold 20 systems to date and has established 6 independent European sub-distributors to date.  Xiom plans to maintain its sales efforts in Europe during fiscal 2010.

The Company’s overhead expense run rate has been decreased to approximately $150,000 per month during the first quarter of fiscal 2010. We have approximately $2 million of firm contracts in house. The Company believes that it has enough funds to only operate for the next 3 months even if it does not sell any systems or services.

The Company is not in able to accurately forecast sales for fiscal 2010. The Company does not have sufficient cash resources and revenue to adequately support overseas marketing plans for the foreseeable future. Therefore, without increasing revenues or acquiring additional capital, it is likely that our current overseas marketing plans will have to proceed at a slower rate.

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

Our significant accounting policies are summarized in Note 1 of our audited financial statements for the year ended December 31, 2009. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

REVENUE RECOGNITION

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery has occurred. Persuasive evidence of an arrangement and fixed price criteria are satisfied through sales orders. Collectability criteria is satisfied through credit approvals. Delivery criteria is satisfied when the products are shipped to a customer and title, and risk of loss, pass to the customer in accordance with the terms of sale. The Company has no obligation to accept the return of products sold other than for replacement of damaged products. Other than quantity price discounts negotiated with customers prior to billing and delivery (which are reflected as a reduction in sales), the Company does not offer any sales incentives or other rebate arrangements to customers

Revenues from long-term contracts are recognized on the percentage-of-completion method, measured by the percentage of actual cost incurred to date, to the estimated total cost for each contract. Estimated costs and revenues are based upon engineering estimates of the work performed to date relative to the total work required under the contract.  Changes in contract estimates which result in changes in estimated profit are applied to the cumulative work accomplished on the project.  The re-calculated gross profit on the contract is applied to the revenues recorded to date for the entire life of the contract and the resulting income or loss is recorded in the current period.

INVENTORY

Inventory consists primarily of various parts, materials and supplies utilized in the assembly of water treatment systems and the assembly and operation of the thermal spray coating system and is valued at the lower of cost (first-in, first-out) or market.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In January, 2010, the FASB issued ASUs No. 2010-01 through 2010-07. In February, 2010, the FASB issued ASU No. 2009-08 through 2010-10. In March, 2010, the FASB issued ASU 2010-11. The Company is currently evaluating the effect of these standards updates on its financial position and results of operations.

Results of Operations:

Because the merger of the Company with Equisol was accounted for as a reverse merger for accounting purposes, the unaudited comparative consolidated financial statements reflect the results of operations of Equisol prior to the merger on December 7, 2009.

For the Fiscal Years Ended December 31, 2009 Versus December 31, 2008

For the fiscal year ended December 31, 2009, the Company recorded $3,654,000 in sales and cost of sales of $2,929,000. This is in comparison to total sales of $6,073,000 and cost of sales of $4,256,000 for fiscal year ended December 31, 2008. The Company’s discontinued operation recorded sales of $1,600,000 in 2009 and $1,937,000 in fiscal 2008. Gross profit for fiscal 2009 was $724,647 or 20%, a decrease of $1,092,000 compared to the gross profit in fiscal 2008 of $1,816,847 or 30%.  This decrease in sales and gross profit in fiscal 2009 resulted primarily from general economic conditions and the Company's limited ability to generate profitable sales.

Selling, general and administrative expenses decreased from $1,729,000 in fiscal 2008 to $1,132,000 in fiscal 2009.  Cost containment measures in the areas of reduced headcount, marketing and general overhead lowered expenses by $597,000 or 35%.  This decrease in selling, general and administrative expenses was offset by a $7,373,000 charge for impairment of goodwill, which resulted from accounting for the merger of Equisol and the Company as a reverse merger. Because the Company, prior to the merger, had a significant stockholder’s deficit and had sustained operating losses for several years, the goodwill resulting from the reverse merger was considered by management to be impaired.

Other expense increased from $124,000 in fiscal 2008 to $182,000 in fiscal 2009.  This increase of $58,000 or 46% was due to the increase in interest expense.  This increase in interest expense is directly related to the Company's increased debt resulting from the reverse merger in fiscal 2009 coupled.

The Company’s results of operations swung from net profit of $34,000 in 2008 to a net loss of $7,946,000 in fiscal 2009. This decrease was attributable to the reduction of gross profit and increases in interest expenses as well as charges for goodwill impairment offset by a decrease in general and administrative expenses as described above.

We will need to generate significant revenues to achieve profitability, which may not occur.  We expect our operating expenses to increase as a result of our plans for growth.  If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. We expect to have quarter-to-quarter fluctuations in revenues, expenses, losses and cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some beyond our control, including regulatory actions, market acceptance of our products and services, new products and service introductions, and competition.

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

During the fiscal years ended December 31, 2009, net cash used by operating activities was $283,000; in fiscal 2008, operating activities provided $114,000. The Company incurred net losses of $7,946,000 for the fiscal years ended December 31, 2009. Additionally, at December 31, 2009, the Company had a Stockholders’ Deficit of $2,907,000.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operations, it will need to seek financing from outside sources.  To this end, the Company is constantly pursuing private debt and equity sources.  However, there is no assurance that any future financing, if successful, will be sufficient to allow the Company to operate profitably or successfully. It is also the intention of the Company’s management to improve profitability by significantly increasing sales of its wastewater treatment services and its patented thermal spray process in fiscal 2010 while maintaining reasonable levels general and administrative expenses as the company grows.

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

In connection with the acquisition of Equisol, LLC, the Company raised $705,000 in a private placement. These funds were used to pay for costs of the acquisition and outstanding and overdue payables.

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

Item 8.       FINANCIAL STATEMENTS

Index To Unaudited Financial Statements

Unaudited Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3

Unaudited Consolidated Statements of Operations for the years ended
December 31, 2009 and 2008	F-4

Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(Deficit) for the years ended December 31, 2009 and 2008	F-5

Unaudited Consolidated Statements of Cash Flows for the years ended
December 31, 2009 and 2008	F-7

Notes to Unaudited Consolidated Financial Statements	F-8

Rules 3-01 and 3-02 of Regulation S-X require that financial statements included in annual reports on Form 10-K be audited by an independent registered public accountant using professional standards and procedures for conducting such reviews, as established by the generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission ("SEC").  The Company's registered public accounting firm, Michael T. Studer, CPA, P.C. advised the Company that it was unable to provide a report on its audit of the Company's consolidated financial statements for the years ended December 31, 2008 and 2009, as required by Rules 3-01 and 3-02 of Regulation S-X, because of a lack of available resources. These financial statements have not previously been audited. Once this matter has been resolved, the Company intends to file an amended annual report on Form 10-K for the year ended December 31, 2009.

Environmental Infrastructure Holdings Corp
Unaudited Consolidated Balance Sheets
As of December 31, 2009 and 2008

	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	245,780	19,612
Accounts Receivable, net of allowance for doubtful accounts	760,811	830,042
Inventory	351,488	161,413
Prepaid expenses	30,465	-
Other current assets	2,000	-
Total Current Assets	1,390,544	1,011,067

Fixed Assets, net of accumulated depreciation	176,854	23,885
Assets of discontinued operations held for sale		510,472

Other Assets
Intangible assets, net of amortization and valuation reserve	294,649	342,435
Retainage receivable	51,851	-
Security deposits	11,445	-
Total Other Assets	357,945	342,435

Total Assets	1,925,343	1,887,859

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	899,825	442,501
Line of credit	525,058	515,816
Accrued expenses	297,415	12,056
Accrued compensation	150,000	-
Accrued interest	480,399	111,663
Notes payable, net of discount	2,194,528	362,324
Total Current Liabilities	4,547,225	1,444,360
LIABILITIES OF DISCONTINUED OPERATION HELD FOR SALE		329,679
LONG TERM LIABILITES	285,066	288,175

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Common stock (50,000,000 shares authorized, 41,811,100 outstanding)	4,181	1,856
Additional paid in capital	5,816,781	303,987
Retained earnings	(8,727,911)	(480,198)
Total Company Deficit		(176,211)
Noncontrolling interest		-
Total Stockholders' Deficit	(2,906,948)	(174,355)

Total Liabilities and Stockholder's Deficit	1,925,343	1,887,859

Environmental Infrastructure Holdings Corp
Consolidated Statements of Operations
For the Years Ended December 31,

	2009	2008

Revenues	3,654,043	6,073,439

Cost of Revenues	2,929,396	4,256,592

Gross Profit	724,647	1,816,847
	20%	30%
Operating Expenses
Selling, General & Administrative Expenses	1,131,694	1,729,447
Impairment of goodwill	7,372,762
Operating Income (Loss)	(7,779,809)	87,400

Other Income (Expense)
Interest Income	233	438
Interest Expense	(182,147)	(124,186)

Income (loss) from Continuing Operations before Income Tax Provision and Minority Interests	(7,961,723)	(36,348)

Income tax provision	9,267	17,009

Income from Continuing Operations	(7,970,990)	(53,357)
Income from Discontinued Operations, net of tax	25,236	87,309

Net Income (loss)	(7,945,754)	33,952

Environmental Infrastructure Holdings Corp
Unaudited Consolidated Statements of Cash Flow
For the Years Ended December 31,

	2009	2008

Cash Flow from Operating Activities

Net income (loss)	(7,945,754)	33,952
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	15,494	21,236
Impairment of goodwill	7,425,066
Amortization of debt discount	29,111	5,493
Net change in assets and liabilities
Accounts Receivable	197,470	469,979
Inventory	(11,491)	(3,408)
Prepaid expenses	(9,903)
Assets and liabilities held for sale	-	(146,723)
Other assets		4,666
Accounts payable	40,542	(313,093)
Accrued expenses	(23,343)	41,980

Net cash provided (used) in operating activities	(282,808)	114,082

Cash Flow from Investing Activities
Reverse acquisition	79,033
Payments to acquire patents	(2,118)
Capital expenditures	(1,200)	(11,754)

Net cash provided (used) in investing activities	75,715	(11,754)

Cash Flow from Financing Activities
Conversion of convertible notes payable to equity	66,269
Spinoff of subsidiary to members	(121,166)
Distributions to members	(162,904)	(96,238)
Net proceeds from (payments to) line of credit	9,242	56,111
Net proceeds from notes payable	62,020	(41,983)
Proceeds from private offering of stock subscription	579,799

Net cash provided (used) in financing activities	433,260	(82,110)

Increase (decrease) in cash and cash equivalents	226,168	20,218
Cash and cash equivalents, beginning of period	19,612	(606)
Cash and cash equivalents, end of period	245,780	19,612

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2009 and 2008

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ENTITY AND ORGANIZATION

Environmental Infrastructure Holdings Corp (“EIHC”, or the “Company”), was incorporated in Delaware on November 5, 2009. The Company was formed to be the holding company of XIOM Corp. and its subsidiaries.  See “Reorganization” below.  The Company is the successor issuer of XIOM for purposes of the Securities Act of 1933, as amended, and the filings made by XIOM thereunder.  Pursuant to Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Act”), the Company is the successor issuer of XIOM with respect to XIOM Common Shares, which were registered pursuant to Section 12(g) of the Act. Pursuant to such rule, the Company Common Shares may be deemed to be registered pursuant to Section 12(g) of the Act.

Reorganization

On December 7, 2009, XIOM reorganized its operations into a holding company structure (the “Reorganization”) whereby XIOM became a direct wholly owned subsidiary of the Company pursuant to an Agreement and Plan of Merger pursuant to Section 251(g) of the Delaware General Corporation Law (the “Merger Agreement”) dated as of December 7, 2009, by and among the Company, XIOM and EIHC Merger Co. (“Merger Sub”).

Environmental Infrastructure Holdings Corp. (“EIHC or “the Company”) was incorporated as Equisol, LLC on January, 2004. In December 2009, Equisol was acquired by EIHC, which was the product of a reorganization as a holding company structure whereby the operating company XIOM Corp. became a direct wholly owned subsidiary of the Company and the Company changed its name to Environmental Infrastructure Holdings Corp. EIHC issued 18,563,693 shares to the owners of Equisol, LLC and committed to issue 7,751,609 additional shares so that the owners of Equisol, LLC would own 40% of the fully diluted shares of EIHC. Because outstanding shares were 23,247,407 at the time of the acquisition, the sellers received the equivalent of 53% of the outstanding shares of EIHC. In addition, the most of the board members and management of EIHC resigned at the time of the acquisition. Accordingly, the acquisition was accounted for as a reverse merger of EIHC into Equisol. Results of operations prior to the merger presented in these financial statements are those of Equisol, LLC. Equisol’s equity prior to the merger has been retroactively restated for the equivalent number of shares received in the merger. As part of the merger agreement, Equisol spun off to its members a wholly-owned subsidiary as of December 7, 2009. As a result, this subsidiary has been accounted for as a discontinued operation in the comparative financial statements. Also, in connection with the merger, the Company’s fiscal year end was changed from September 30th to December 31st.

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

REVENUE RECOGNITION

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectibility is reasonably assured, and (4) delivery has occurred. Persuasive evidence of an arrangement and fixed price criteria are satisfied through sales orders. Collectibility criteria is satisfied through credit approvals. Delivery criteria is satisfied when the products are shipped to a customer and title, and risk of loss, pass to the customer in accordance with the terms of sale. The Company has no obligation to accept the return of products sold other than for replacement of damaged products. Other than quantity price discounts negotiated with customers prior to billing and delivery (which are reflected as a reduction in sales), the Company does not offer any sales incentives or other rebate arrangements to customers

Revenues from long-term contracts are recognized on the percentage-of-completion method, measured by the percentage of actual cost incurred to date, to the estimated total cost for each contract. Estimated costs and revenues are based upon engineering estimates of the work performed to date relative to the total work required under the contract.  Changes in contract estimates which result in changes in estimated profit are applied to the cumulative work accomplished on the project.  The re-calculated gross profit on the contract is applied to the revenues recorded to date for the entire life of the contract and the resulting income or loss is recorded in the current period.

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

INVENTORY

Inventory consists primarily of various parts, materials and supplies utilized in the assembly and the operation water treatment systems and thermal spray coating systems and is valued at the lower of cost (first-in, first-out) or market.

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

EARNINGS (LOSS) PER SHARE

The Company follows Financial Accounting Standards Board Accounting Standards Compilation (“ASC”) topic 260, “Earnings per Share”, which requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”) by all publicly traded entities, as well as entities that have made a filing or are in the process of filing with a regulatory agency in preparation for the sale of securities in a public market.

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

INCOME TAXES

The Company records the tax effects of all transactions that have been reported in its financial statements. This includes tax effects that are taxable or deductible in the current reporting period, as well as tax effects that will lead to taxable income or tax deductions in future periods. Income taxes are accounted for using the asset/liability method. At each balance-sheet date, a current tax asset or liability is recorded, representing income taxes currently refundable or payable. Deferred tax assets and liabilities are also recorded, representing the tax effects of temporary book-tax differences, which will become payable or refundable in future periods. Deferred tax assets arise principally from net operating losses and capital losses available for carryforward against future years’ taxable income.Under the asset/liability method, the income tax provision is the result of the change in these current and deferred tax accounts from period to period, plus or minus tax payments made or refunds received during the year. A valuation allowance is recognized against deferred tax assets if, based on the weight of available evidence, it is more likely than not (i.e., greater than 50% probability) that some portion or all of the deferred tax asset will not be realized.

FOREIGN CURRENCY TRANSLATION

For any future foreign subsidiaries, where the functional currency is other than the U.S. Dollar, revenue and expense accounts will be translated at the average rates during the period, and the balance sheet items will be translated at period end rates. Translation adjustments arising from the use of differing exchange rates from period to period will be included as a component of Stockholders’ Equity. Gains and losses from foreign currency transactions are included in Net Income. In the years ended December 31, 2009 and 2008, all foreign sales were transacted in U.S. dollars.

SHARE BASED PAYMENTS

Share based payments are made primarily to employees, outside consultants and other professional service providers, from time to time, subject to current cash flow conditions and at the discretion of the Board of Directors. The compensation cost is determined based on the estimated fair value of the shares at the measurement date, which is the earlier of (a) the date at which a commitment for performance by the counterparty to earn the shares is reached (generally the contract date),or (b) the date at which the counterparty’s performance is complete. These compensation costs are capitalized as prepaid expenses and expensed over the remaining term of the respective contracts.

Common stock options granted to employees may be issued for past services from time to time, or for future service, at the discretion of the Board of Directors, and the value of each such option is recorded as compensation expense as of the grant date. The related excess tax benefit received upon the exercise of stock options has not been recognized because, in the opinion of management, it is more likely than not, that such tax benefit will not be utilized in the future. In addition, the Company may issue restricted stock, which vests either immediately or over a future service period.

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

As of December 31, 2009, the FASB has issued Accounting Standards Updates (ASU) through No. 2009-17. None of the ASUs have had an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In January, 2010, the FASB issued ASUs No. 2010-01 through 2010-07. In February, 2010, the FASB issued ASU No. 2009-08 through 2010-10. In March, 2010, the FASB issued ASU 2010-11. The Company is currently evaluating the effect of these standards updates on its financial position and results of operations.

2) INVENTORY

Inventory consisted of the following as of December 31, 2009 and 2008:

	2009	2008
Parts and supplies	267,775	161,413
Coating powders	77,204	-
Finished goods	6,509	-
Total Inventory	351,488	161,413

The Company has determined that a reserve for obsolete, or slow moving, inventory is not required because the assembly of the spray system and the blending of powders is done based on actual sales orders and not for stock.

The Finished Goods inventory at the respective balance sheet dates represents completed systems and blended powders related to specific sales orders that were shipped subsequent to the balance sheet dates.

3) FIXED ASSETS

Fixed assets consisted of the following as of December 31, 2009 and 2008:

		2009	2008
	Useful
	Life -
	Years	Consolidated	Equisol
Machinery and equipment	5-10	181,596	62,869
Vehicles	3-5	56,998	64,496
Office Equipment	3-5	24,642
Furniture and Fixtures	5-7	17,952	5,522
Computer Software	5-7	27,861
Leasehold improvements	5-31.5	112,455
		421,504	132,887
Less accumulated depreciation and amortization		(244,650)	(54,501)

Net property and equipment		176,854	78,386

Fixed asset depreciation and amortization for the years ended December 31, 2009 and 2008 was $15,454 and $21,236, respectively.

4) INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31, 2009 and 2008:

	2009	2008

Goodwill	286,798	342,525
Patents pending related to the low temperature, low speed, thermal spray gun, control unit and powder feeder;	7,851	-
Retainage receivable	51,851	-
Security deposits	11,445	-
Intangible Assets	$357,945	$342,525

 The patents pending and technology acquired are amortized using the straight-line method over their estimated economic life of seventeen (17) years.

During fiscal 2009 and earlier, the Company applied for, and received, additional domestic and overseas patents pending for the thermal spray technology and process related to the low temperature, low speed, thermal spray gun, modular control unit and material powder feeder. Legal fees and expenses incurred to obtain these patents totaled $7,851 in fiscal 2009.

5) RETAINAGE RECEIVABLE

Retainage receivable represents the cumulative amount held-back from each percentage-of-completion billing pursuant to long-term contracts. Such amounts will be paid to the Company upon the completion of each contract and final customer approval..

6) ACCRUED COMPENSATION

Accrued Compensation represents compensation that had been accrued for each of the two former officers of the Company and recognized as a liability in the acquisition.

7) NOTES PAYABLE

Short-term Notes Payable consisted of the following as of December 31, 2009 and 2008:

	2009	2008

Convertible notes due June 2007 through October 2010, net of unamortized discounts of $5,332 and $11,881 as of December 31, 2009 and 2008, respectively	$269,859	$308,304
Convertible notes due December 2009 through February
2010 with face values totaling $450,000 net of unamortized discounts totaling $8,184 as December 31, 2009	441,816
Convertible note due March 2010 with a face value of $500,000	500,000
Convertible notes due April 2012 with face values totaling $940,000	940,000
Auto finance loans, due 2009 through 2010	1,726	10,855
Premium finance notes, due 2010	8,707
Current portion of long-term debt	32,400	43,165
Total	$2,194,508	$362,324

Long-term notes payable consisted of the following at December 31, 2009 and 2008:

	2009	2008
SBA loan due 2016, interest payable at prime plus 2.75%	$255,775	$288,175

8) SALES TO MAJOR CUSTOMERS AND BY CUSTOMER GEOGRAPHIC AREA

For the fiscal year ended December 31, 2009 and 2008, the Company had xx major customers which accounted for xx% and xx% of total sales. These customers represented xx% and xx% of trade accounts receivable as of December 31, 2009 and 2008.

Substantially all sales for the years ended December 31, 2009 and 2008 were in the United States.

9) COMMITMENTS AND CONTINGENCIES

LEASES

 The Company leases office, manufacturing and warehouse space pursuant to a various leases that expires from May, 31 2010 to _____, 20xx for approximately $xxx per month. In addition, the Company leases a training and testing facility adjacent to its manufacturing  space on a month-to-month basis for $1,300 per month. Rent expense for fiscal 2009 and 2008 was approximately $xx and $xx, respectively.

10) STOCK OPTIONS

In connection with the merger with Equisol, the Company agreed to honor the stock options outstanding at September 30, 2009. Those stock options totaled 6,186,500 shares, as follows:

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

11) INCOME TAXES

As of December 31, 2009, the Company had net operating and capital loss carryforwards of approximately $6,634,000, which expire at various dates through 2016.

Changes in the ownership of the Company that have occurred in the past or that could occur in the future may limit the future utilization of these net operating loss and capital loss carryforwards pursuant to federal and state tax statutes and regulations.  The amount of such limitations, if any, have not been quantified by the Company.

At December 31, 2009 and 2008, the Company provided a full valuation allowance against the gross deferred tax asset arising from the net operating and capital loss carry forwards because, in management’s opinion at this time, it is more likely than not, such benefits will not be realized during the respective carryforward periods.

12) COMMON STOCK, SUBJECT TO RESCISSION RIGHTS

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

As of the date of these financial statements, none of the purchasers has made or threatened any claim against the Company alleging violation of the federal securities laws.  In the event the purchasers of these securities successfully asserted claims for rescission it would have a substantial adverse effect on the business and on the ability to continue to operate. The Company may not have sufficient funds available to pay such claims, and there is no assurance that the Company would be able to obtain such funds either from the proceeds of any offering, or from other sources. In that event, the Company may be forced to cease operations and liquidate our available assets to pay our liabilities, including, but not limited to, the rescission claims.

13) GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements as of December 31, 2009, the Company has a total Stockholders’ Deficit of $2,833,868 and negative working capital. Additionally, the Company incurred a Net Loss of $7,911,682 for the years ended December 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company will continue seeking to raise money through a series of equity and debt transactions in 2010.

14) CHANGE OF FISCAL YEAR

In connection with the reverse merger for accounting purposes with Equisol, LLC, the Company changed its fiscal year. The Company previously reported its results of operations for the year ended September 30, 2009 on Form 10-K filed with the Securities and Exchange Commission on January 13, 2010.

For the three months ended December 31, 2009, the legal acquirer had the following results of operations:

Revenues	$118,018
Cost of Revenues	117,438
Gross Profit	580
Selling, General & Administrative Expenses	371,319
Loss from Operations	(370,739)
Interest Expense	317,184
Net Loss	(687,923)

15) SUBSEQUENT EVENT

Nearly all of the Company’s short-term convertible notes are past their maturity date and have not been repaid. The Company has received demands for payment from some of the holders of Xiom’s debt, but does not have the funds to meet the demands for payment. Negotiations are continuing on the restructuring of the Company’s debt.

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

Effective as of December 7, 2009, the following individuals were elected to the Board of Directors of the Company:

Name	Age	Position
Michael D. Parrish	46	Chairman of the Board of Directors/CEO, President
Gregory N. Moore (1)	59	Director and Chairman of the Audit Committee of the Board of Directors
Andrew B. Mazzone(2)	68	Director
James W. Zimbler	44	Secretary/Director
Kurt M. Given	45	Treasurer/Director

Mr. Mazzone resigned as a director on February 26, 2010 and was replaced by James K. Weber, the president of the Company’s Xiom subsidiary.

(1)	Member of our Audit Committee.

Michael D. Parrish
In connection with the Acquisition, the Company entered into an Employment Agreement dated as of December 7, 2009 (the “Employment Agreement”) with Michael D. Parrish, the President and CEO of Equisol and a Seller under the Purchase Agreement.  Under the terms of the Employment Agreement, Mr. Parrish will be employed as the President and CEO of the Company for an initial term of two (2) years, which term may be extended for an additional one-year.  The initial term of employment commenced on the closing date of the Acquisition.  Mr. Parrish will also serve as the Chairman of the Board of Directors of the Company.  Mr. Parrish will have an annual base salary of $175, 000, and he is also eligible to receive discretionary performance bonuses.

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

Item 11. EXECUTIVE COMPENSATION

For the three months ended December 31, 2009, the Officers/Directors have not been compensated.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael D. Parrish, President, Chairman & CEO	2009 2008	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

James K. Weber, President, XIOM Corp.	2009 2008	-0- -0-

Kurt M. Given, President, Equisol LLC	2009 2008	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

The following table details options granted to each executive officer in the last fiscal year ended September 30, 2009:

Outstanding Equity Awards at Fiscal Year-End

OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Michael D. Parrish, President, Chairman & CEO
Andrew B. Mazzone, President, XIOM Corp.
Kurt M. Given, President, Equisol LLC

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Each executive officer is elected annually by the Board of Directors to hold their respective office until the annual meeting of shareholders and until their successors is chosen and qualified.

Director and Officer Insurance:

The Company has directors and officers (“D & O”) liability insurance.

Stock Option Plan

The Company plans to submit an Equity Incentive Plan to a vote of shareholders during 2010.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2010 with respect to the beneficial ownership of the 44,422,309 outstanding shares of the Company's Common Stock by (i) each person known by the Company to beneficially own five percent or more of the outstanding shares; (ii) the Company's officers and directors; and (iii) the Company's officers and directors as a group.  A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days.

		Percentage of
Identity of Shareholder	Number of Shares	Beneficial Ownership

Michael D. Parrish	9,388,580
200 Barr Harbor Drive, Ste 400
West Conshohocken, PA 19428
Chairman and CEO
Kurt M. Given	5,445,256
200 Barr Harbor Drive, Ste 400
West Conshohocken, PA 19428
Executive VP and Director
James W. Zimbler
165 Fernleaf Court
State College, PA 16801Director	650,000
All Officers and Directors as	15,483,836
A Group (5 Persons)

All Officers and Directors as

A Group (5 Persons)

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

Audit-Related Fees:  Michael T. Studer, CPA, P.C. did not provide or bill for, and was not paid for, any audit-related fees in the fiscal years ended December 31, 2009 and 2008.

Tax Fees:  Michael T. Studer, CPA, P.C. did not provide or bill for, and was not paid for, any audit-related fees in the fiscal years ended December 31, 2009 and 2008.

All Other Fees:  Michael T. Studer, CPA, P.C. did not provide or bill for, and was not paid for, any other services in the fiscal years ended December 31, 2009 and 2008.

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

 (1)      Filed herewith.

Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, XIOM CORP. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on April 15, 2010.

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.

By:	/s/ Michael D. Parrish
Michael D. Parrish, President, Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated:

Signature	Title	Date

/s/ Michael D. Parrish	President, Principal	April 15, 2010
Michael D. Parrish	Executive and Accounting Officer and Director

/s/ James K. Weber	Director	April 15, 2010
James K. Weber

/s/ Kurt M. Given	Director	April 15, 2010
Kurt M. Given

/s/ Gregory N. Moore	Director	April 15, 2010
Gregory N. Moore

/s/ James W. Zimbler	Director	April 15, 2010
James W. Zimbler