Form 10-K/A
period 2009-12-31
Environmental Infrastructure Holdings Corp
filed 2010-04-16
CIK 1160479

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

On October 27, 2009, the Company issued 600,000 restricted shares with a fair market value of $222,000 to officers, employees, directors, and consultants. On that date, the Company issued 2,975,000 restricted shares to investors and debt holders. On November 3, 2009, the Company issued 700,000 restricted shares to consultants. On November 9, 2009, the Company issued 700,000 restricted shares to consultants. On December 15, 2009, the Company issued 18,563,693 restricted shares in connection with the purchase of Equisol, LLC.

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

Environmental Infrastructure Holdings Corp
Unaudited Consolidated Balance Sheets
As of December 31, 2009 and 2008

	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	245,780	19,612
Accounts Receivable, net of allowance for doubtful accounts	760,811	830,042
Inventory	351,488	161,413
Prepaid expenses	30,465	-
Other current assets	2,000	-
Total Current Assets	1,390,544	1,011,067

Fixed Assets, net of accumulated depreciation	176,854	23,885
Assets of discontinued operations held for sale		510,472

Other Assets
Intangible assets, net of amortization and valuation reserve	294,649	342,435
Retainage receivable	51,851	-
Security deposits	11,445	-
Total Other Assets	357,945	342,435

Total Assets	1,925,343	1,887,859

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	899,825	442,501
Line of credit	525,058	515,816
Accrued expenses	297,415	12,056
Accrued compensation	150,000	-
Accrued interest	480,399	111,663
Notes payable, net of discount	2,194,528	362,324
Total Current Liabilities	4,547,225	1,444,360
LIABILITIES OF DISCONTINUED OPERATION HELD FOR SALE		329,679
LONG TERM LIABILITES	285,066	288,175

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Common stock (50,000,000 shares authorized, 41,811,100 outstanding)	4,181	1,856
Additional paid in capital	5,816,781	303,987
Retained earnings	(8,727,911)	(480,198)
Total Company Deficit		(176,211)
Noncontrolling interest		-
Total Stockholders' Deficit	(2,906,948)	(174,355)

Total Liabilities and Stockholder's Deficit	1,925,343	1,887,859

Environmental Infrastructure Holdings Corp
Consolidated Statements of Operations
For the Years Ended December 31,

	2009	2008

Revenues	3,654,043	6,073,439

Cost of Revenues	2,929,396	4,256,592

Gross Profit	724,647	1,816,847
	20%	30%
Operating Expenses
Selling, General & Administrative Expenses	1,131,694	1,729,447
Impairment of goodwill	7,372,762
Operating Income (Loss)	(7,779,809)	87,400

Other Income (Expense)
Interest Income	233	438
Interest Expense	(182,147)	(124,186)

Income (loss) from Continuing Operations before Income Tax Provision and Minority Interests	(7,961,723)	(36,348)

Income tax provision	9,267	17,009

Income from Continuing Operations	(7,970,990)	(53,357)
Income from Discontinued Operations, net of tax	25,236	87,309

Net Income (loss)	(7,945,754)	33,952

Environmental Infrastructure Holdings Corp
Unaudited Statements of Stockholders' Equity
For the Years Ended December 31, 2009 and 2008

	Common Stock				Total
	Number of Shares	Par Value	Additional Paid In Capital	Retained Earnings	Stockholders' Equity

Balance, December 31, 2007, retroactively restated for reverse merger	18,563,693	1,856	145,348	(384,655)	(237,451)

Conversion of Convertible Note to Equity in December, 2008			158,639		158,639

Distributions to shareholders				(129,495)	(129,495)

Net income for year ended December 31, 2008				33,952	33,952

Balance, December 31, 2008	18,563,693	1,856	303,987	(480,198)	(174,355)

Conversion of Convertible Note to Equity in January, 2009			66,269		66,269
Conversion of Convertible Note to Equity in December, 2009			564,530		564,530

Distributions to shareholders				(167,437)	(167,437)
Spinoff of subsidiary to shareholders in December, 2009				(121,166)	(121,166)
				(13,356)	(13,356)

Issuance of shares in reverse merger	23,247,407	2,325	4,881,995		4,884,320

Net loss for year ended December 31, 2009				(7,945,754)	(7,945,754)

Balance, December 31, 2009	41,811,100	4,181	5,816,781	(8,727,911)	(2,906,949)

Environmental Infrastructure Holdings Corp
Unaudited Consolidated Statements of Cash Flow
For the Years Ended December 31,

	2009	2008

Cash Flow from Operating Activities

Net income (loss)	(7,945,754)	33,952
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	15,494	21,236
Impairment of goodwill	7,425,066
Amortization of debt discount	29,111	5,493
Net change in assets and liabilities
Accounts Receivable	197,470	469,979
Inventory	(11,491)	(3,408)
Prepaid expenses	(9,903)
Assets and liabilities held for sale	-	(146,723)
Other assets		4,666
Accounts payable	40,542	(313,093)
Accrued expenses	(23,343)	41,980

Net cash provided (used) in operating activities	(282,808)	114,082

Cash Flow from Investing Activities
Reverse acquisition	79,033
Payments to acquire patents	(2,118)
Capital expenditures	(1,200)	(11,754)

Net cash provided (used) in investing activities	75,715	(11,754)

Cash Flow from Financing Activities
Conversion of convertible notes payable to equity	66,269
Spinoff of subsidiary to members	(121,166)
Distributions to members	(162,904)	(96,238)
Net proceeds from (payments to) line of credit	9,242	56,111
Net proceeds from notes payable	62,020	(41,983)
Proceeds from private offering of stock subscription	579,799

Net cash provided (used) in financing activities	433,260	(82,110)

Increase (decrease) in cash and cash equivalents	226,168	20,218
Cash and cash equivalents, beginning of period	19,612	(606)
Cash and cash equivalents, end of period	245,780	19,612

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

8) SALES TO MAJOR CUSTOMERS AND BY CUSTOMER GEOGRAPHIC AREA

For the fiscal year ended December 31, 2009, the Company had 2 major customers which accounted for 21% of total sales. These customers represented 8% of trade accounts receivable as of December 31, 2009. No customer accounted for more than 10% of sales in 2008.

Substantially all sales for the years ended December 31, 2009 and 2008 were in the United States.

9) COMMITMENTS AND CONTINGENCIES

LEASES

 The Company leases office, manufacturing and warehouse space pursuant to a various leases on a month-to-month basis for approximately $9,300 per month. In addition, the Company leases a training and testing facility adjacent to its manufacturing  space on a month-to-month basis for $1,300 per month. Rent expense for fiscal 2009 and 2008 was approximately $xx and $xx, respectively.

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

12) COMMON STOCK SUBJECT TO RESCISSION RIGHTS

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

Because of the lack of available resources and the extent of the work involved in a first-time audit of the financial statements of the accounting acquirer (Equisol), the audit of the 2009 financial statements has not been completed and the unaudited 2009 financial statements included herein have not been audited as required by the rules of the Securities and Exchange Commission, and the Company’s Chief Executive Officer and Chief Financial Officer are unable to certify under rules of the SEC Section 302 of the Sarbanes-Oxley Act of 2002 (“Section 302”) and complete the statement required under 18 U.S.C. sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

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

		Percentage of
Identity of Shareholder	Number of Shares	Beneficial Ownership

Michael D. Parrish	12,033,999	24.71%
200 Barr Harbor Drive, Ste 400
West Conshohocken, PA 19428
Chairman and CEO
Kurt M. Given	6,979,565	14.33%
200 Barr Harbor Drive, Ste 400
West Conshohocken, PA 19428
Executive VP and Director
James W. Zimbler
165 Fernleaf Court
State College, PA 16801 Director	3,300,000
Andrew B. Mazzone, Shareholder	6,132,454	11.86%
516 Dryden Street
Westbury, NY 11590
Martin Klodus, Shareholder	2,525,000	5.19%
271-195 Central Park West
Floral Park, NY 11005
All Officers and Directors as	21,963,564
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

PART IV

Item 15.  EXHIBITS

None

Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Environmental Infrastructure Holdings Corp. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on April 15, 2010.

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.

By:	/s/ Michael D. Parrish
Michael D. Parrish, President, Chairman and CEO