Form 10-Q
period 2010-03-31
Environmental Infrastructure Holdings Corp
filed 2010-05-24
CIK 1160479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

(Title of each Class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☐      NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                             Yes  ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐      NO ☒

Number of shares of Environmental Infrastructure Holdings Corp.. Common Stock, $.001 par value, outstanding as of May 15, 2010: 44,422,309

ENVIROMENTAL INFRASTRUCTURE HOLDINGS CORP.

Form 10-Q

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4	Controls and Procedures	13
Item 4T	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 4	Submission of Matters to a Vote of Security Holders
Item 6	Exhibits	16

SIGNATURES		17

Part I – FINANCIAL INFORMATION

Item 1. – Financial Statements

Environmental Infrastructure Holdings Corp
Consolidated Balance Sheets
(Unreviewed and Unaudited)

	March 31, 2010	December 31, 2009

ASSETS
Current Assets
Cash and cash equivalents	$39,921	$245,780
Accounts Receivable, net of allowance for doubtful accounts of $85,000 and $110,000 at March 31, 2010 and December 31, 2009, respectively	700,726	760,811
Inventory	337,159	351,488
Prepaid expenses	21,636	30,465
Other current assets	2,540	2,000
Total Current Assets	1,101,982	1,390,544

Fixed Assets, net of accumulated depreciation	164,633	176,854

Other Assets
Intangible assets, net of valuation reserve	309,315	305,315
Retainage receivable	51,851	51,851
Security deposits	11,445	11,445
Total Other Assets	372,611	368,611

Total Assets	$1,639,226	$1,925,343

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$941,100	$899,825
Line of credit	421,724	550,000
Accrued expenses	358,522	297,415
Accrued compensation	150,000	150,000
Accrued interest	622,187	455,557
Notes payable, net of discount of $3,769 and $33,160 at March 31, 2010 and December 31, 2009, respectively	2,169,671	2,195,404
Total Current Liabilities	4,663,204	4,547,225

LONG TERM LIABILITES	275,264	286,356

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT
Common stock (50,000,000 shares authorized, 44,422,309 and 41,811,100 outstanding at March 31, 2010 and December 31, 2009)	4,442	4,181
Additional paid in capital	5,596,853	5,557,611
Retained earnings	(8,900,537)	(8,495,848)
Total Stockholders' Deficit	(3,299,242)	(2,934,056)
Total Liabilities and Stockholders' Deficit	$1,639,226	$1,925,343

See accompanying notes to these consolidated financial statements.

Environmental Infrastructure Holdings Corp
Consolidated Statements of Operations
For the Three Months Ended March 31,
(Unreviewed and Unaudited)

	2010	2009

Revenues	$838,480	$1,460,485

Cost of Revenues	453,693	1,149,363

Gross Profit	384,787	311,122

Operating Expenses
Selling, General & Administrative Expenses	577,900	448,116
Impairment of goodwill	-
Operating Income (Loss)	(193,113)	(136,994)

Other Income (Expense)
Interest Income	140	12
Interest Expense	(211,716)	(22,681)
		-
Income (loss) from Continuing Operations before Income Tax Provision and Minority Interests	(404,689)	(159,663)

Income tax provision	23,598	6,990

Income from Continuing Operations	(404,689)	(166,653)
Income from Discontinued Operations, net of tax	-	(21,395)

Net Income (loss)	$(404,689)	$(188,048)

Loss per Share - basic and diluted	$(0.01)	$(0.01)

See accompanying notes to these consolidated financial statements.

Environmental Infrastructure Holdings Corp
Consolidated Statements of Cash Flow
For the Three Months Ended March 31,
(Unreviewed and Unaudited)

2010

Cash Flow from Operating Activities

Net income (loss)	(404,689)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	12,221
Amortization of debt discount	29,391
Net change in assets and liabilities
Accounts Receivable	60,085
Inventory	14,329
Prepaid expenses	8,829
Assets and liabilities held for sale	-
Other assets	(540)
Accounts payable	41,275
Accrued expenses	202,895

Net cash provided (used) in operating activities	(36,205)

Cash Flow from Investing Activities
Payments to acquire patents	(14,666)
Capital expenditures	-

Net cash provided (used) in investing activities	(14,666)

Cash Flow from Financing Activities
Conversion of convertible notes payable to equity	-
Spinoff of subsidiary to members	-
Distributions to members	-
Net proceeds from (payments to) line of credit	(128,276)
Net payments on notes payable	(66,216)
Proceeds from private offering of stock subscription	39,504

Net cash provided (used) in financing activities	(154,988)

Increase (decrease) in cash and cash equivalents	(205,859)
Cash and cash equivalents, beginning of period	245,780
Cash and cash equivalents, end of period	39,921

See accompanying notes to these consolidated financial statements...

ENVIROMENTAL INFRASTRUCTURE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010
(Unreviewed and Unaudited)

1.           Description of Company and Basis of Preparation

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

In December 2009, Equisol, LLC (“Equisol”) was acquired by EIHC. EIHC issued 18,563,693 shares to the owners of Equisol, LLC and committed to issue 7,751,609 additional shares so that the owners of Equisol would own 40% of the fully diluted shares of EIHC. Because outstanding shares were 23,247,407 at the time of the acquisition, the sellers received the equivalent of 53% of the outstanding shares of EIHC. In addition, most of the board members and management of EIHC resigned at the time of the acquisition. Accordingly, the acquisition was accounted for as a reverse merger of EIHC into Equisol. Results of operations prior to the merger presented in these financial statements are those of Equisol. Equisol’s equity prior to the merger has been retroactively restated for the equivalent number of shares received in the merger. As part of the merger agreement, Equisol spun off to its members a wholly-owned subsidiary as of December 7, 2009. As a result, this subsidiary has been accounted for as a discontinued operation in the comparative financial statements. Also, in connection with the merger, the Company’s fiscal year end was changed from September 30th to December 31st.

The consolidated balance sheets at March 31, 2010 include the accounts of EIHC and its wholly-owned subsidiaries Equisol LLC (“Equisol”), and XIOM Corp. (“XIOM”). The consolidated statements of operations and cash flows for the three months ended March 31, 2010 include the accounts of EIHC, Equisol, and Xiom. Consistent with reverse merger acquisition accounting, the consolidated balance sheet at March 31, 2010 include the accounts of EIHC, Equisol and XIOM. The consolidated statements of operations and cash flows for the three months ended March 31, 2009 include the accounts of Equisol and the discontinued operation. All significant intercompany balances and transactions have been eliminated in consolidation.

Because the results of operations of XIOM were included in the statement of operations for the three months ended March 31, 2010, but not included in the statement of operations for the three months ended March 31, 2009, as a result of the reverse merger accounting, the unaudited results of operations of XIOM on a comparable basis are as follows:

	Three Months Ended March 31,
	2010	2009
Revenues	61,543	297,408
Cost of Revenues	67,844	160,474
Gross Profit	(6,301)	136,934
Selling, General & Administrative Expenses	218,110	635,126
Operating Income (Loss)	(224,411)	(498,192)
Interest Expense	(192,869)	(90,064)
Loss before Income Tax Provision	(417,280)	(588,256)

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since the acquisition and had an accumulated deficit at March 31, 2010 of approximately $8.4 million.

Management’s plan
Management will not be able to meet its operating cash flow requirements using cash on hand or existing debt facilities. The Company’s XIOM subsidiary is experiencing losses, and has not been able to pay its notes payable as they became due. The Company needs to raise additional funds to complete the commercialization of XIOM’s product line, and to restructure XIOM’s debt.

There are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be forced to restructure its XIOM subsidiary.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q.  These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations.  The accompanying consolidated financial statements at March 31, 2010 and for the three-month periods ended March 31, 2010 and 2009 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated balance sheet as of December 31, 2009, is derived from unaudited statements included in the Company’s Form 10-K filed with the SEC on April 15, 2010. The consolidated financial statements should be read in conjunction with the Company’s unaudited consolidated financial statements in that Form 10-K. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2.           Loss Per Share

The Company’s net loss for the three months ended March 31, 2010 and 2009, was $404,689 and $188,048, respectively.

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding.  Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share when the effect would be antidilutive.

3.           Inventories

Inventory consisted of the following as of March 31, 2010 and December 31, 2009:

	2010	2009
Parts and supplies	249,594	267,775
Coating powders	68,653	77,204
Finished goods	18,912	6,509
Total Inventory	337,159	351,488

4.           Fixed Assets

Fixed assets consisted of the following as of March 31, 2010 and December 31, 2009:

		2010	2009
	Useful Life - Years
Machinery and equipment	5-10	181,096	181,596
Vehicles	3-5	56,998	56,998
Office Equipment	3-5	24,642	24,642
Furniture and Fixtures	5-7	17,952	17,952
Computer Software	5-7	27,861	27,861
Leasehold improvements	5-31.5	112,455	112,455
		421,004	421,504
Less accumulated depreciation and amortization		(256,371)	(244,650)

Net property and equipment		164,633	176,854

Fixed asset depreciation and amortization for the three months ended March 31, 2010 and 2008 was $11,934.

5.           Intangible Assets

Intangible assets consisted of the following as of March 31, 2010 and December 31, 2009:
	2010	2009

Goodwill	297,464	297,464
Patents pending related to the low temperature, low speed, thermal spray gun, control unit and powder feeder;	11,851	7,851
Intangible Assets	$309,315	$305,315

 The patents pending and technology acquired will be amortized using the straight-line method over their estimated economic life of seventeen (17) years.

During fiscal 2009 and earlier, the Company applied for, and received, additional domestic and overseas patents pending for the thermal spray technology and process related to the low temperature, low speed, thermal spray gun, modular control unit and material powder feeder. Legal fees and expenses incurred to obtain these patents totaled $7,851 in fiscal 2009.

6.           Notes Payable

Short-term Notes Payable consisted of the following as of March 31, 2010 and December 31, 2009:

	Obligor	2010	2009
Convertible notes due June 2007 through October 2010, net of unamortized discounts of $3,769 and $5,332 as of March 31, 2010 and December 31, 2009, respectively	Equisol	212,943	266,438
Convertible notes due December 2009 through February 2010 with face values totaling $450,000 net of unamortized discounts totaling $8,184 as December 31, 2009	XIOM	450,000	441,816
Convertible note due March 2010 with a face value of $500,000, net of discount of $0 and $19,644 as of March 31, 2010 and December 31, 2009, respectively	XIOM	500,000	480,356
Convertible notes due April 2012 with face values totaling $940,000	XIOM	940,000	940,000
Other short-term notes	XIOM	11,691	15,099
Auto finance loans, due 2009 through 2010	Equisol	571	1,726
Premium finance notes, due 2010	EIHC	13,775	17,569
Current portion of long-term debt	Equisol	32,400	32,400
Total		$2,161,380	$2,195,404

Long-term notes payable consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Shareholder's loan	29,310	29,310
SBA loan due 2016, interest payable at prime plus 2.75%	278,354	289,446
Less: current portion	(32,400)	(32,400)
	275,264	286,356

As previously disclosed, the Company’s XIOM subsidiary received a letter on December 22, 2009 from certain of its noteholders notifying of an Event of Default and demanding repayment in full, along with accrued and unpaid interest. XIOM does not have sufficient funds to repay the notes. Discussions with the noteholders for a resolution are continuing.

7.           Income Taxes

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

At March 31, 2010 and 2009, the Company provided a full valuation allowance against the gross deferred tax asset arising from the net operating and capital loss carry forwards because, in management’s opinion at this time, it is more likely than not, such benefits will not be realized during the respective carryforward periods.

8.           New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

As of March 31, 2010, the FASB has issued Accounting Standards Updates (ASU) through No. 2010-11. None of the ASUs have had an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In April, 2010, the FASB issued ASUs No. 2010-12 through 2010-18. In May, 2010, the FASB issued ASU No. 2009-19. The Company is currently evaluating the effect of these standards updates on its financial position and results of operations.

Item 2. — Management’s Discussion and Analysis of Financial Condition And Results of Operations

SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  This document contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance.  These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements.  Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “targets” and similar expressions.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors” beginning on page 19 and the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

The identification in this document of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Overview

Environmental Infrastructure Holdings Corp. (“EIHC or “the Company”) was incorporated as a Delaware Corporation in December 2009. Subsequent to the incorporation, Equisol was acquired by EIHC, which was the product of a reorganization as a holding company structure whereby the operating company XIOMCorp. became a direct wholly owned subsidiary of the Company and the Company changed its name to Environmental Infrastructure Holdings Corp. EIHC issued 18,563,693 shares to the owners of Equisol, LLC and committed to issue 7,751,609 additional shares so that the owners of Equisol, LLC would own 40% of the fully diluted shares of EIHC. Because 23,247,407 shares were outstanding at the time of the acquisition, the sellers received the equivalent of 53% of the outstanding shares of EIHC. In addition, the board members and management of EIHC resigned at the time of the acquisition. Accordingly, the acquisition was accounted for as a reverse merger of EIHC into Equisol. Results of operations prior to the merger presented in these financial statements are those of Equisol, LLC. Equisol’s equity prior to the merger has been retroactively restated for the equivalent number of shares received in the merger. As part of the merger agreement, Equisol spun off to its members a wholly-owned subsidiary as of December 7, 2009. As a result, this subsidiary has been accounted for as a discontinued operation in the comparative financial statements. Also, in connection with the merger, the Company’s fiscal year end was changed from September 30th to December 31st.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates.

We believe our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements.  Our Annual Report on Form 10-K for the year ended December 31, 2009 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2009, except as noted below.  See our Note 1 in our unaudited consolidated financial statements for the three months ended March 31, 2010, as set forth herein, and our Note 4 of those financial statements for the summary of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Results of Operations

We recorded net losses of $404,000 and $188,000 for the three month periods ended March 31, 2010 and 2009. Our net loss in the first quarter increased over last year as a result of the reverse acquisition. EIHC expenses and the loss from XIOM in the first quarter of 2010 aggregated to $457,000. The results of operations at Equisol swung from a loss of $188,000 in the first quarter of 2009 to a profit of $53,000 in the first quarter of 2010. Operations at XIOM in the first quarter of 2010 improved over the same quarter in 2009 from a loss of $588,000 to a loss of $417,000. Before interest expense, XIOM trimmed its losses from $498,000 in 2009 to $224,000 in 2010. For the first quarter 2010, the Company focused on completing the integration of its two acquisitions and began to establish its corporate infrastructure. Management intends to continue to consolidate and improve the operational efficiency of its entities and hopes to begin its planned acquisition strategy later in the year.

Revenues decreased from $1,460,000 to $838,000 as a result of the economic downturn, and the decision by Equisol to exit several low profitability lines such as residential and commercial electrical and instrumentation work. XIOM contributed $62,000 in revenues to the first quarter of 2010. The cost reductions in costs of revenues, mainly in the reduction of labor costs, were necessitated due to the economic downturn of its customers and their anticipated reliance on stimulus money that have yet to materialize in the industrial sector resulting in several large jobs for which Equisol had contracts being either delayed or cancelled.  For this year, Equisol’s customers are re-engaging their delayed contracts and they are seeing significantly increased quote and bid volume going into the second quarter. Gross margins improved from 21% in last year’s first three months to 46% in the first three months of 2010.

XIOM management spent much of the first quarter 2010 focusing on productivity and commercialization of its products.  They hired a new President, Jim Weber, in January who energized his new team to re-engineer XIOM’s products for improved technical performance and user interface.  Several new products are being tested and marketed for future sales growth.

Selling, general, and administrative expenses increased from $448,000 in 2009 to $578,000 in 2010. XIOM accounted for $218,000 of the 2010 selling, general, and administrative expenses. Equisol selling, general, and administrative expenses were $431,000, a 53% decrease over last year, primarily as a result of reductions in personnel-related costs. Additionally, XIOM began reducing its selling, general, and administrative costs in the middle of the quarter to become more efficient in its sales and manufacturing processes, a 66% improvement over the same quarter in the previous year.

Interest expense increased from $23,000 to $212,000 as a result of including XIOM in the first quarter of 2010 results. XIOM interest on its convertible notes amounted to $193,000 of the total interest expense for the quarter.

Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents of $40,000, compared to $246,000 at December 31, 2009.  Working capital was a negative $3,413,000 at March 31, 2010, compared to negative working capital of $3,157,000 at December 31, 2009. To date, we have funded our operations, including our research and development activities, through funds derived from several private placements of an aggregate of approximately $3.5 million of equity securities and convertible debt issues.

Based on our current plan of operations and the cash on hand, we believe that our current cash balances will not be sufficient to fund operations through December 31, 2010. Our subsidiary, XIOM does not have the cash to pay the convertible notes which are currently in default.

As of March 31, 2010, we had an accumulated deficit of approximately $8.8 million. Our ability to continue our operations as a going concern is subject to our ability to obtain required additional capital to fund our operations until our sales efforts result in positive cash flow, and there can be no assurance that we will be able to do so.

As of March 31, 2010, we had short-term debt obligations of our XIOM subsidiary with a face value of $950,000 which have matured and not been paid and an additional $820,000 have been declared in default by the noteholders. We have no capital lease obligations, no operating lease obligations other than the rent on the premises we occupy, and no material purchase obligations.

We do not believe that inflation has had a material impact on our business or operations.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts.  In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, other than those disclosed above.

Item 4 - Controls and Procedures

Item 4T — Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2010, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2010, there were no changes in internal controls over financial reporting which materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II— OTHER INFORMATION

Item 1 – Legal Proceedings

Noteholders of the Company’s XIOM subsidiary holding notes with a face value of $820,000 have issued a notice of default.

Item 1A – Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 which could materially affect our business, financial condition, or future results of operations.  The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.  Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Risks Related To Our Business

EIHC has incurred losses since inception and expects to incur significant net losses in the foreseeable future and may never become profitable.

Since our inception, we have incurred significant losses and negative cash flows from operations.  As of March 31, 2010, we had an accumulated deficit of $8.8 million, and may incur additional losses in the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products.  In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations.  Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently, and successfully complete the development of our products, which may include manufacturing and marketing our products.  There can be no assurance that any such events will occur or that we will ever become profitable.  Even if we do achieve profitability, we cannot predict the level of such profitability.  If we sustain losses over an extended period of time, we may be unable to continue our business.

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

Because we have generated only limited revenues since commencing operations, we are dependent on raising additional financing through private and public financing sources and strategic alliances with larger companies to fund our short and long-term operations. As a result, we have been and likely will be required to issue securities to obtain such funds, which issuances have in the past and will in the future dilute the percentage ownership of our stockholders. In an effort to preserve cash and to better align the long term interests of our consultants and those with whom we conduct business with our long term interests, we have been issuing securities as payment in lieu of cash, which also has a dilutive effect on outstanding securities. This dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock. In addition, the new securities may have rights, preferences or privileges senior to those of our common stock. In March 2010, we issued 1,880,000 shares to investors in a private placement of our common stock.

Our subsidiary, XIOM Corp., is unable to pay $950,000 of convertible notes which have matured and has been declared in default by noteholders holding an additional $820,000 of convertible notes.

As previously disclosed, the company’s XIOM subsidiary received a letter on December 22, 2009 from certain of its noteholders notifying of an Event of Default and demanding repayment in full, along with accrued and unpaid interest. XIOM does not have sufficient funds to repay the notes. Discussions with the noteholders for a resolution are continuing, but there is no assurance that a resolution can be reached. Failure to successfully address ongoing liquidity requirements will have a material adverse effect on our business.  If we are unable to obtain additional capital on acceptable terms when needed, we may be required to take actions that harm our business and our ability to achieve cash flow in the future, including possibly the surrender of our rights to some technologies or product opportunities, curtailing or ceasing operations.

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

Our operating results could vary significantly in the future based upon a number of factors, including many factors over which we have little or no control.  We operate in a highly dynamic industry and future results could be subject to significant fluctuations.  These fluctuations could cause us to fail to meet or exceed financial expectations of securities analysts or investors, which could cause our stock price to decline rapidly and significantly.  Revenue and expenses in future periods may be greater or less than revenue and expenses in the immediately preceding period or in the comparable period of the prior year.  Therefore, period-to-period comparisons of our operating results are not necessarily a good indication of our future performance.  Some of the factors that could cause our operating results to fluctuate include:

•our ability to develop technology;
•our ability or the ability of our product discovery and development collaborators to incorporate our technology;
•our receipt of milestone payments in any particular period;
•the ability and willingness of collaborators to commercialize products incorporating our technology on expected timelines, or at all;
•our ability to enter into product discovery and development collaborations and technology collaborations, or to extend the terms of any existing collaboration agreements, and our payment obligations, expected revenue and other terms of any other agreements of this type;
•the demand for our future products and our collaborators’ products containing our technology; and
•general and industry specific economic conditions, which may affect our collaborators’ research and development expenditures.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On February 18, 2010, we issued 456,309 shares in a cashless exercise of stock options. On March 1, 2010, we issued 25,000 shares to a noteholder as part of the terms of the note. On March 18, 2010, we issued 1,880,000 shares to a group of investors in a private placement. On March 30, 2010, we issued 250,000 shares in a cashless exercise of stock options.

Item 3. – Defaults

Our subsidiary, XIOM Corp has been declared in default by noteholders of $820,000 of its convertible debt.

Item 6. — Exhibits

(a)          Exhibits

31.1	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.
(Registrant)

Date: May 24, 2010	By:	/s/ Michael D. Parrish
Michael D. Parrish
Chief Executive Officer
(duly authorized officer and principal
executive officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)