Form 10-Q
period 2010-06-30
Environmental Infrastructure Holdings Corp
filed 2010-08-23
CIK 1160479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of shares of Environmental Infrastructure Holdings Corp.. Common Stock, $.001 par value, outstanding as of July 31, 2010: 44,422,309

ENVIROMENTAL INFRASTRUCTURE HOLDINGS CORP.

Form 10-Q

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Notes to Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 4	Controls and Procedures	10
Item 4T	Controls and Procedures	10

PART II.	OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 4	Submission of Matters to a Vote of Security Holders

SIGNATURES		20

Part I – FINANCIAL INFORMATION

Item 1. – Financial Statements

Environmental Infrastructure Holdings Corp
Consolidated Balance Sheets

	(unreviewed)	(unaudited)
	June 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	29,670	245,780
Accounts Receivable, net of allowance for doubtful accounts	491,373	760,871
Inventory	333,694	351,488
Prepaid expenses	17,650	30,465
Other current assets	2,000	2,000
Total Current Assets	874,387	1,390,604

Fixed Assets, net of accumulated depreciation	164,633	176,854
Assets of discontinued operations held for sale

Other Assets
Intangible assets, net of valuation reserve	290,315	305,315
Retainage receivable	51,851	51,851
Security deposits	11,445	11,445
Total Other Assets	353,611	368,611

Total Assets	1,392,631	1,936,069

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	821,577	899,825
Line of credit	400,780	550,000
Accrued expenses	334,853	297,415
Accrued compensation	150,000	150,000
Accrued interest	777,504	455,551
Notes payable, net of discount	2,140,748	2,195,004
Total Current Liabilities	4,625,462	4,547,795
LIABILITIES OF DISCONTINUED OPERATION HELD FOR SALE
LONG TERM LIABILITES	275,264	286,356

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Common stock (50,000,000 shares authorized, 44,422,309 outstanding)	4,822	4,181
Additional paid in capital	5,865,079	557,611
Retained earnings	(9,377,996)	(8,495,848)
Total Company Deficit
Noncontrolling interest
Total Stockholders' Deficit	(3,508,095)	(7,934,056)

Total Liabilities and Stockholder's Deficit	1,392,631	(3,099,905)

See accompanying notes to these consolidated financial statements.

Environmental Infrastructure Holdings Corp
Consolidated Statements of Operations
(unreviewed)

	Three Months ended		Six Months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenues	999,566	1,059,518	1,838,039	2,526,519

Cost of Revenues	454,544	984,906	936,168	1,642,536

Gross Profit	545,022	74,612	901,871	883,983
	55%	7%	49%	35%
Operating Expenses
Selling, General & Administrative Expenses	642,148	182,144	1,447,703	1,154,123
Impairment of goodwill	-		-
Operating Income (Loss)	(97,126)	(107,532)	(545,832)	(270,140)

Other Income (Expense)
Interest Income	12	23	151	35
Interest Expense	(124,403)	(20,397)	(322,611)	(31,739)
		39,231		39,231
Income (loss) from	(221,517)	(127,906)	(868,292)	(301,844)

Income tax provision	-	-	-	-

Income from Continuing Operations	(221,517)	(127,906)	(868,292)	(301,844)
Income from Discontinued Operations, net of tax	-	(21,395)	-	(21,395)

Net Income (loss)	(221,517)	(149,301)	(868,292)	(323,239)

See accompanying notes to these consolidated financial statements.

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

In December 2009, Equisol was acquired by EIHC. EIHC issued 18,563,693 shares to the owners of Equisol, LLC and committed to issue 7,751,609 additional shares so that the owners of Equisol, LLC would own 40% of the fully diluted shares of EIHC. Because outstanding shares were 23,247,407 at the time of the acquisition, the sellers received the equivalent of 53% of the outstanding shares of EIHC. In addition, the most of the board members and management of EIHC resigned at the time of the acquisition. Accordingly, the acquisition was accounted for as a reverse merger of EIHC into Equisol. Results of operations prior to the merger presented in these financial statements are those of Equisol, LLC. Equisol’s equity prior to the merger has been retroactively restated for the equivalent number of shares received in the merger. As part of the merger agreement, Equisol spun off to its members a wholly-owned subsidiary as of December 7, 2009. As a result, this subsidiary has been accounted for as a discontinued operation in the comparative financial statements. Also, in connection with the merger, the Company’s fiscal year end was changed from September 30th to December 31st.

The consolidated balance sheets at June 30, 2010 include the accounts of EIHC and its wholly-owned subsidiaries Equisol LLC (“Equisol”), and XIOM Corp. (“Xiom”). The consolidated statements of operations and cash flows for the three- and six-months ended June 30, 2010  include the accounts of EIHC, Equisol, and Xiom. Consistent with the reverse merger acquisition accounting, the consolidated balance sheets at June 30, 2010 include the accounts of EIHC, Equisol and XIOM. The consolidated statements of operations and cash flows for the three- and six-months ended June 30, 2009 include the accounts of Equisol and the discontinued operation. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since the acquisition and had an accumulated deficit at June 30, 2010 of approximately $ 9.4 million.

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

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q.  These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations.  The accompanying consolidated financial statements at June 30, 2010 and for the three- and six-month periods ended June 30, 2010 and 2009 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated balance sheet as of December 31, 2009, is derived from unaudited statements included in the Company’s Form 10-K filed with the SEC on April 15, 2010. The consolidated financial statements should be read in conjunction with the Company’s unaudited consolidated financial statements in that Form 10-K. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2.	Loss Per Share

The Company’s net loss for the three months ended June 30, 2010 and 2009, were $428,287 and $188,048, respectively.

Weighted Average Number of shares deemed to be outstanding for the three months ended June 30, 2009	13,159,513

Weighted Average number of shares deemed to be outstanding for the period from June 30, 2009 to the acquisition date of December 7, 2009 (that is, the number of common shares issued by XIOM (the legal parent, accounting acquirer in the reverse acquisition)	18,084,450

Weighted average number of shares outstanding from the acquisition date to June 30, 2010	41,811,000

Weighted-average number of common shares outstanding for the three months ended June 30, 2010	42,482,541

Weighted-average number of common shares outstanding for the six months ended June 30, 2010	44,442,829

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding.  Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share when the effect would be antidilutive.

3.           Intangible Assets

 The patents pending and technology acquired are amortized using the straight-line method over their estimated economic life of seventeen (17) years. The trade name and customer names are amortized over 10 years.

During fiscal 2009 and earlier, the Company applied for, and received, additional domestic and overseas patents pending for the thermal spray technology and process related to the low temperature, low speed, thermal spray gun, modular control unit and material powder feeder. Legal fees and expenses incurred to obtain these patents totaled $7,851 in fiscal 2009.

As previously disclosed, the company’s XIOM subsidiary received a letter on December 22, 2009 from certain of its noteholders notifying XIOM of an Event of Default and demanding repayment in full, along with accrued and unpaid interest. XIOM does not have sufficient funds to repay the notes, and it is the position of management that EIHC is not responsible for the debt. Discussions with the note holders for a resolution are continuing.

4.           Income Taxes

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

At June 30, 2010 and 2009, the Company provided a full valuation allowance against the gross deferred tax asset arising from the net operating and capital loss carry forwards because, in management’s opinion at this time, it is more likely than not, such benefits will not be realized during the respective carryforward periods.

5.           New Accounting Pronouncements

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

We believe our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements.  Our Annual Report on Form 10-K for the year ended December 31, 2009 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2009, except as noted below.  See our Note 1 to our unaudited consolidated financial statements for the three and six months ended June 30, 2010, as set forth herein, and our Note 4 of those financial statements for the summary of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Results of Operations

We recorded net losses of $ 221,517 and $149,301  for the three month periods ended June 30, 2010 and 2009, and $868,292 and $323,239 for the six month periods ended June 30, 2010 and 2009. Our net loss in the first half increased over last year as a result of the reverse acquisition. EIHC expenses and the loss from XIOM in the three and six months of 2010 aggregated to $221,961 and $ 863,550. The results of operations at Equisol swung from a loss of $60,847 and $249,447 in the three and six months ended June 30,  2009 to a profit of $7,472 and a loss of $ 54,244 in the three and six months ended June 30, 2010. In the second quarter 2010, the Company focused on completing the integration of its two acquisitions and began to establish its corporate infrastructure. Management intends to continue to consolidate and improve the operational efficiency of its entities and hopes to begin its planned acquisition strategy later in the year.

Revenues decreased from $1,059,000 to $999,000 in the current quarter versus last year, and $2,526,000 to $1,838,000 in the first half of last year to this year as a result of the economic downturn, and the decision by Equisol to exit several low profitability lines such as residential and commercial electrical and instrumentation work. For this year, Equisol’s customers are re-engaging their delayed contracts and they are seeing significantly increased quote and bid volume going into the third quarter. Gross margins improved from 7% in last year’s second quarter to 55% in the this year’s second quarter, and from 35% in last year’s first half to 49% in this year’s first half.

Selling, general, and administrative expenses increased from $182,144 in the second quarter of 2009 to $642,148 in the second quarter of 2010. XIOM accounted for $147,000 of the current quarter  2010 selling, general, and administrative expenses. Equisol selling, general, and administrative expenses were $305,000, a decrease of $150,000 from last year’s second quarter, primarily as a result of reductions in personnel-related costs.

Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents of $29,670 compared to $246,000 at December 31, 2009. Working capital was a negative $3,751,000 at June 30, 2010, compared to negative working capital of $3,157,000 at December 31, 2009. To date, we have funded our operations, including our research and development activities, through funds derived from several private placements of an aggregate of approximately $3.5 million of equity securities and convertible debt issues.

Based on our current plan of operations and the cash on hand, we believe that our current cash balances will not be sufficient to fund operations through December 31, 2010. Our subsidiary, XIOM does not have the cash to pay the convertible notes which are currently in default.

As of June 30, 2010, we had an accumulated deficit of approximately $9.4 million. Our ability to continue our operations as a going concern is subject to our ability to obtain required additional capital to fund our operations until our sales efforts result in positive cash flow, and there can be no assurance that we will be able to do so.

As of June 30, 2010, we had short-term debt obligations of our XIOM subsidiary with a face value of $850,000 which have matured and not been paid and an additional $820,000 have been declared in default by the note holders. We have no capital lease obligations, no operating lease obligations other than the rent on the premises we occupy, and no material purchase obligations.

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

As of June 30, 2010, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2010, there were no changes in internal controls over financial reporting which materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Since our inception, we have incurred significant losses and negative cash flows from operations.  As of June 30, 2010, we had an accumulated deficit of $9.4 million, and may incur additional losses in the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products.  In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations.  Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently, and successfully complete the development of our products, which may include manufacturing and marketing our products.  There can be no assurance that any such events will occur or that we will ever become profitable.  Even if we do achieve profitability, we cannot predict the level of such profitability.  If we sustain losses over an extended period of time, we may be unable to continue our business.

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

Our subsidiary, XIOM Corp., is unable to pay $850,000 of convertible notes which have matured and has been declared in default by note holders holding an additional $820,000 of convertible notes.

As previously disclosed, the company’s XIOM subsidiary received a letter on December 22, 2009 from certain of its note holders notifying of an Event of Default and demanding repayment in full, along with accrued and unpaid interest. XIOM does not have sufficient funds to repay the notes. Discussions with the note holders for a resolution are continuing, but there is no assurance that a resolution can be reached. Failure to successfully address ongoing liquidity requirements will have a material adverse effect on our business.  If we are unable to obtain additional capital on acceptable terms when needed, we may be required to take actions that harm our business and our ability to achieve cash flow in the future, including possibly the surrender of our rights to some technologies or product opportunities, curtailing or ceasing operations.

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

Item 3. – Defaults

Our subsidiary, XIOM Corp has been declared in default by note holders of $820,000 of its convertible debt.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.
(Registrant)

Date:	August 23, 2010	By:	/s/ Michael D. Parrish
Michael D. Parrish
Chief Executive Officer
(duly authorized officer and principal
executive officer)