Form 10-K/A
period 2009-12-31
Environmental Infrastructure Holdings Corp
filed 2010-09-24
CIK 1160479

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
☐Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes  ☐ No

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
☐ Yes☒ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $3,725,718 on June 30, 2009

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. There were 46,946,195 shares of the Company's common stock outstanding on September  21, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.
ANNUAL REPORT ON FORM 10-K

For Year Ended December 31, 2009

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K, the terms "we," "us," "our," and "our company" refer to ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP. ("EIHC"), a Delaware corporation and, unless the context indicates otherwise, includes our wholly-owned subsidiaries, XIOM Corp. and Equisol, LLC.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This document contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "targets" and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under "Risk Factors" beginning on page 9.

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

Reorganization

On December 7, 2009, XIOM reorganized into a holding company structure (the “Reorganization”) whereby XIOM became a direct wholly owned subsidiary of the Company pursuant to an Agreement and Plan of Merger pursuant to Section 251(g) of the Delaware General Corporation Law (the “Merger Agreement”) dated as of December 7, 2009, by and among the Company, XIOM and EIHC Merger Co. (“Merger Sub”).

To effect the Reorganization, XIOM formed the Company as a wholly owned subsidiary, which in turn formed Merger Sub as a wholly owned subsidiary.  Pursuant to the Merger Agreement, Merger Sub then merged with and into XIOM (the “Merger”), with XIOM being the surviving entity.  In the Merger, each share of the common stock of Merger Sub issued and outstanding immediately prior to the Merger and held by the Company was converted into and exchanged for a share of XIOM common stock, par value $0.0001 (an “XIOM Common Share”), and Merger Sub’s corporate existence ceased.  Each XIOM Common Share issued and outstanding immediately prior to the Reorganization converted into and was exchanged for one common share, par value $0.0001 per share, of the Company (a “Company Common Share”), having the same rights, powers, preferences, qualifications, limitations and restrictions as the stock being converted and exchanged.  Pursuant to the Merger, the Company Common Shares existing prior to the Merger were cancelled.

The certificate of incorporation and bylaws of the Company immediately following the Merger were identical to those of XIOM (other than provisions regarding certain technical matters, as permitted by Section 251(g) of the Delaware General Corporation Law), and the directors and officers of the Company immediately following the Merger were identical to the directors and officers of XIOM immediately prior to consummation of the Merger. XIOM’s stockholders will not recognize gain or loss for United States federal income tax purposes upon the conversion of the XIOM Common Shares.

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

As a condition to the closing of the Acquisition, the Company and XIOM raised a total of $705,000 in capital for working capital purposes of the Company. As discussed in Note 10) COMMON STOCK to the Consolidated Financial Statements for the years ended December 31, 2009 and 2008, $460,000 of gross proceeds have been received from the sale of 2,300,000 shares of common stock at $0.20 per share from an XIOM convertible debt holder of $125,000 in notes sold to investors by XIOM between June and August 2009. In addition,  as discussed in Note 11), $485,000 of gross proceeds have been received from a private placement commenced by XIOM in October 2009 with accredited investors at a subscription price of $0.25 per unit, which included a warrant to purchase common stock at $0.75 per share.  From December 7, 2009 to December 31, 2009, net proceeds` of $265,325 consisting of $204,975 net of offering costs of $5,025, received by the Company after the XIOM merger was completed  related to the sales `of the 2,300,000 common shares at $0.20 per share, and $60,350, net of offering costs of $39,650, received by the Company after the XIOM merger was completed related to the XIOM private placement commenced in October 2009. In addition, the Company received $268,975 from escrow also related to the XIOM private placement commenced in October 2009 released to the Company subsequent to the date of the XIOM merger. During the first quarter of 2010, the Company received an additional $109,990, net of offering costs of $10, the remainder of proceeds from XIOM’s October 2009 private placement offering with accredited investors. Upon the completion of the Acquisition, Messrs. Parrish and Given were elected to the Board of Directors of the Company, and Mr. Parrish was named President, CEO and Chairman of the Company.

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

XIOM develops materials used with XIOM 1000 System are produced from various formulas of plastic powders. The powder mixture is melted and projected onto a substrate via a mixture of air and flammable gases that produce the actual coating.  The air, flammable gases and powder mixture are brought together through a specialized and patented gun with a flame nozzle where the powder material is melted and sprayed forward onto the surface to be coated.  The gases and heated coating are cooled by the surface that it adheres to.

XIOM is a technology business offering delivery of plastic powder coatings at on-site locations utilizing the XIOM 1000 System.  Powder coating currently is a process in which metal parts are brought into a factory environment where they are cleaned and prepared to receive a powder coating.  Plastic in powder form is then applied to the various metal parts by means of an electrostatic charge that causes the powder to adhere to the surface.  The coated part is then heated in an oven for a period of time to cause the plastic to melt and adhere to the substrate.   Our process operates differently.  Although we use plastic powder, we do not electrostatically charge that powder in order for it to adhere to a substrate.  We use a different mechanism which simultaneously applies and fuses the powder to a substrate.  The advantage of this process is that the coating process is totally portable and can be applied anywhere, not necessarily in a factory setting, and can be applied without use of an oven to cure the coating., and can be applied to most substrates in addition to the metal substrate to which powder coatings are traditionally applied in a factory, using an oven.

XIOM’s plastic spray technology is unique and has patents issued and pending.  The patents cover technology and processes to apply and deliver powder coatings through a specialized spray system that allows those coatings to be applied both on site and in a factory.  The patents will last, upon issuance for a period of 17 years, unless other patents are applied for.  With our process, the on-site plastic powder coating process, you can deposit coatings on wood, steal, fiberglass, concrete and plastic – a variety of substrates not all available to traditional powder coating.  Our process is quick, does not use an expensive oven for curing and can be used both outside and inside a building.

The technology associated with the XIOM 1000 Thermal Spray system was developed personally by the two operating officers of XIOM, who, in August 2004, irrevocably transferred all rights title and interest in all current patents, patents pending and any future intellectual property rights that may be derived from this technology in exchange for restricted common shares on the Company. This technology was developed and enhanced over time with funding from contacts with the New York State Energy Research & Development Authority (“NYSERDA”). The refinements made to the technology pursuant to these contracts have resulted in the XIOM 1000 Thermal Spray system that is currently marketed for commercial sale.

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

XIOM’s products contain no VOCs . There is a current trend by the EPA to ban VOCs for products sold to the public for safety and health purposes, but there is no guarantee that our VOC-less products, although safer, will prove to be any more functionally effective than those alternative coating products such as paints that do have VOCs.

The traditional powder coating industry, directly competitive to XIOM’s products, usually requires a large investment in ovens and production lines, sophisticated preparation and cleaning equipment, and in many cases operates with sophisticated in-line computerized production control systems to manage the powder coating process.  The XIOM system is designed to do powder coating outside a traditional factory setting. The company’s system enables a plastic coating to be directly sprayed onto a surface, contains no preparation equipment and requires no oven with which to cure powder coatings.  The company’s system has no computerized control whatsoever and, in fact, does not even use electricity but relies on air, propane and oxygen to achieve a coating result.

Traditional powder coaters who do coating inside a factory environment could possibly try to re-engineer their systems to prevent the company from selling its systems.  But it would require them to manufacture smaller, more portable ovens as well as develop more portable production and control systems in order to compete with the company’s on-site coating capability.  XIOM acknowledges that in the event that enough traditional powder coaters alter their existing operations and create portable systems and ovens that could be mounted on mobile units equipped with power systems for operation, might compromise our ability to sell our systems.

There can be no assurance that XIOM’s technology will ever supplant traditional powder coating technology and become commercially successful.  However, our technical data on our coatings gives us grounds to be optimistic (see attached test results from an independent laboratory).  Because XIOM coatings are actually solid plastic coatings, they have the possibilities of being more durable and weather-resistant than conventional painting systems which are another large alternative to the company’s powder coating systems.

XIOM believes, but cannot prove, that its coatings are superior to paint.  XIOM would have to conduct long term tests of its solid plastic coatings versus liquid paints in many environments over a period of many years using an independent agency to monitor such tests to prove its belief.  The expense to do so would be extremely high since some plastic coatings are reputed to last many years.  XIOM would have to continue to pay its overhead during such tests and possibly not sell anything because customers may want such proof and might not want to rely on our assertions, or the assertions of other plastic feed stock manufacturer’s as to the efficacy of plastic after it passes through our system.  In that case XIOM would run out of funds long before such tests were completed.  Investors would be well advised not to invest in XIOM if they need the assurance of long term testing on coatings from our process being able to outlast paint coatings.  In this case XIOM would strongly advise such investors not to invest in the company.

Unlike most painting systems, XIOM’s coatings have no dripping and overspray problems and absolutely no VOCs.  XIOM materials cure instantly after being applied and no curing ovens are needed.Due to the fact that the entire XIOM system weighs just seventy pounds, the entire system can be easily used onsite.  The company is acting on its belief that there is a demand for plastic coatings applied outside a factory setting; the company cannot prove that its belief is accurate.

XIOM coatings can be applied at thicknesses from 3 mils up to 1 inch as compared to traditional powder coatings which usually vary from 1 to 4 mils thick.  The company believes that thicker coatings generally give greater protection against corrosion than thin coatings.  XIOM does not have definitive data to conclusively prove this assertion.

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

XIOM currently has approximately 20 varied material formulations to create spray coatings.  The Coating functionality includes any-corrosions; wear resistance, architectural, anti-foul, anti-microbial, anti-graffiti, glow-in-the-dark, and grip and release.  XIOM’s materials come in over 100 different colors.  XIOM can mix ceramics and metals, if desired, for added wear, into its plastic coatings and can add anti-microbial formulations into the coatings.  The system sprays eight pounds of plastic material an hour using different spray nozzles, allowing for both round patters and up to a 9-inch fan spray pattern.  The system is electrically controlled.  The fuel system is oxygen and propane with air as a cooling gas.  Preparation of surfaces is the same as for painting.  Since these are plastic coatings, all solids with no hollows and voids, they will last longer than paint-based coating systems and can be applied thick or thin.

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

Since our inception, we have incurred significant losses and negative cash flows from operations.  As of December 31, 2009, we had an accumulated deficit of $8,603,153, and may incur additional losses in the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products.  In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations.  Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently, and successfully complete the development of our products, which may include manufacturing and marketing our products.  There can be no assurance that any such events will occur or that we will ever become profitable.  Even if we do achieve profitability, we cannot predict the level of such profitability.  If we sustain losses over an extended period of time, we may be unable to continue our business.

Our independent registered public auditors issued their report for the fiscal year ended December 31, 2009, with a “going concern” explanatory paragraph.

Our independent registered public auditors issued their report on their audit of our financial statements as of and for the fiscal year ended December 31, 2009. The independent registered auditor’s report contains an explanatory paragraph indicating that the net losses we have incurred and our working capital deficit raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully read the independent registered public auditor’s report and examine our financial statements.

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

The development of our products will require a commitment of substantial funds, to conduct the costly and time-consuming research, necessary to fully commercialize our products. Our future capital requirements will depend on many factors, including:

•the cost of prosecuting, defending and enforcing patent claims and other intellectual property rights;
•the cost of manufacturing our products;
•competing technological and market developments; and
•our ability to establish and maintain collaborative and other arrangements with third parties to assist in bringing our products to market and the cost of such arrangements.

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

To date, we have incurred significant expenses in product development and administration in order to ready our products for market. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. Additionally, more capital may be required in the event that:

•we incur unexpected costs in completing the development of our technology or encounter any unexpected technical or other difficulties;
•we incur delays and additional expenses as a result of technology failure;
•we are unable to create a substantial market for our product and services; or
•we incur any significant unanticipated expenses.

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

Because we have generated only limited revenues since commencing operations, we are dependent on raising additional financing through private and public financing sources and strategic alliances with larger companies to fund our short and long-term operations. As a result, we have been and likely will be required to issue securities to obtain such funds, which issuances have in the past and will in the future dilute the percentage ownership of our stockholders.In an effort to preserve cash and to better align the long term interests of our consultants and those with whom we conduct business with our long term interests, we have been issuing securities as payment in lieu of cash, which also has a dilutive effect on outstanding securities. This dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock. In addition, the new securities may have rights, preferences or privileges senior to those of our common stock. For example, In October 2008 XIOM issued 1,175,000, restricted common shares with a fair market value of $822,500 to several independent contractors in connection with professional service agreements for financial and legal services to be provided to the Company through various dates through September 2009. In November 2008, XIOM issued 308,333 common shares with a fair market value of $135,667 to employees under the Company's Employee Stock Ownership Plan.In November 2008, XIOM issued 320,191 restricted common shares with a fair market value of $128,056 in connection with the conversion of Convertible Notes Payable. In February 2009, XIOM issued 12,500 restricted common shares with a fair market value of $18,750 to an employee in connection with a severance agreement. In February 2009, XIOM issued 121,048 restricted common shares at a price of $0.15 per share to one holder of the Convertible Notes Payable in satisfaction of accrued interest due in the amount of $18,157. In March 2009, XIOM issued 1,225,000 restricted common shares with a fair market value of $163,000 to several independent contractors in connection with professional service agreements for financial and legal services to be provided to the Company through various dates through February 2011. In March 2009, XIOM issued 541,667 common shares with a fair market value of $73,733 to employees under the Company's Employee Stock Ownership Plan in lieu of salaries. In March 2009, XIOM issued 65,400 restricted common shares at a price of $0.25 per share to a vendor in satisfaction of an invoice due in the amount of $16,350. In April and May 2009, XIOM issued 90,000 restricted common shares with a fair market value of $16,500 to third parties in satisfaction of claims and this amount was recorded as a non-cash expense on the date of issuance.

In June 2009,XIOM issued 620,000 restricted common shares with a fair market value of $217,000 to several independent contractors in connection with professional service agreements for financial and legal services to be provided to the Company through May 2010. In June 2009, XIOM issued 370,000 common shares with a fair market value of $129,500 to employees under the Company's Employee Stock Ownership Plan in lieu of salaries. In June 2009, XIOM issued 10,000 restricted common shares with a fair market value of $3,500 to a former employee for consulting services. In June 2009, XIOM issued 250,000 restricted common shares with an assigned value of $164,481 (including $116,093 relating to the beneficial conversion feature of the notes) in connection with the issuance of convertible notes with a face of $250,000 due in December 2009.In June 2009, two independent contractors exercised options previously granted in April 2009 for the purchase of 1,200,000 and 250,000 shares of common stock.  As they elected to utilize the cashless exercise feature of those options, net amounts of 1,042,105 and 217,105 shares of restricted common stock were issued. In July 2009, XIOM issued 195,000 common shares with a fair market value of $84,550 to three independent contractors for financial and legal services.  In July 2009, XIOM issued 100,000 restricted common shares with an assigned value of $59,973 (including $41,678 relating to the beneficial conversion feature of the notes) in connection with the issuance of convertible notes with an aggregate face value of $100,000 due in January 2010. In July 2009, XIOM issued 155,000 common shares with a fair market value of $75,950 to two officers of XIOM under XIOM’s Employee Stock Ownership Plan in lieu of salaries. In July 2009, an officer of XIOM exercised options for the purchase of 1,200,000 shares of common stock.  As he elected to utilize the cashless exercise feature of those options, the net amount of 1,077,551 shares of restricted common stock were issued.In August 2009, XIOM issued 75,000 common shares with a fair market value of $30,000 to an independent contractor for financial services. In August 2009, an officer of XIOM exercised options for the purchase of 300,000 shares of common stock.  As he elected to utilize the cashless exercise feature of those options, the net amount of 261,539 shares of restricted common stock were issued.In August 2009, XIOM issued 1,200 common shares with a fair market value of $475 to an independent contractor for consulting services. In August 2009, XIOM issued 100,000 restricted common shares with an assigned value of $32,000 (including $4,383 relating to the beneficial conversion feature of the note) in connection with the issuance of a convertible note with a face of $100,000 due in February 2010. On October 27, 2009, November 3, 2009, and November 9, 2009, XIOM issued a total of 2,250,050 shares of its common stock to a group consisting of the former president/significant shareholder and members of his family and various consultants coincident to the reverse merger on 7 December 2009 with an estimated value of $748,516 based upon XIOM’s stock trading price during that period..

In December, 2009, the Company issued 18,563,693 shares to the owners of Equisol, LLC and committed to issue 8,084,942 additional shares so that the owners of Equisol, LLC would own 40% of the fully diluted shares of EIHC.

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

The industry in which we operate is highly competitive and influenced by the following:

•advances in technology;
•new product introductions;
•evolving industry standards;
•product improvements;
•rapidly changing customer needs;
•intellectual property invention and protection;
•marketing and distribution capabilities;
•competition from highly capitalized companies;
•ability of customers to invest in information technology; and
•price competition.

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

The success of our operations will depend in part on our ability and that of our licensors to:

•obtain any necessary patent protections for new technologies both in the United States and in other countries with substantial markets;
•defend patents once obtained;
•maintain trade secrets and operate without infringing upon the patents and proprietary rights of others; and
•obtain appropriate licenses upon reasonable terms to patents or proprietary rights held by others that are necessary or useful to us in commercializing our technology, both in the United States and in other countries with substantial markets.

In the event we are not able protect our intellectual property and proprietary information, our business will be materially harmed.

We may not have adequate protection for our unpatented proprietary information, which could adversely affect our competitive position.

In addition to any patents that we may apply for in the future, we will substantially rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.  However, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology.  To protect our trade secrets, we may enter into confidentiality agreements withemployees, consultants and potential collaborators.  However, these agreements may not provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information.  Likewise, our trade secrets or know-how may become known through other means or be independently discovered by our competitors.  Any of these events could prevent us from developing or commercializing our products.

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

Because of the substantial length of time and expense associated with the development of new products, we, along with the rest of the industry, place considerable importance on obtaining and maintaining patent protection for new technologies, products and processes.  Our success will depend in part on our ability to obtain and maintain intellectual property that protects our technologies and technology products.  Patent positions may be highly uncertain and may involve complex legal and factual questions for which we seek patent protection.  No consistent standard regarding the allowance or enforceability of claims in many of our pending patent applications has emerged to date.  As a result, we cannot predict the breadth of claims that will ultimately be allowed in any future patent applications, if any, including those we have in-licensed or the extent to which we may enforce these claims against our competitors. The degree of future protection for our proprietary rights is therefore highly uncertain and we cannot assure you that:

•we will be the first to file patent applications or to invent the subject matter claimed in patent applications thatwe file, if any, which relate to the technologies upon which we rely;
•others will not independently develop similar or alternative technologies or duplicate any of our technologies;
•any of our potential patent applications will result in issued patents;
•any of our potential patent applications will not result in interferences or disputes with third parties regardingpriority of invention;
•any patents that may be issued to us, our collaborators or our licensors will provide a basis for commerciallyviable products or will provide us with any competitive advantages or will not be challenged by third parties;
•we will develop any proprietary technologies that are patentable;
•the patents of others will not have an adverse effect on our ability to do business; or
•new proprietary technologies from third parties, including existing licensors, will be available for licensing tous on reasonable commercial terms, if at all.

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

We are aware of other companies and academic institutions that have been performing research in the areas of powder coatingtechnology. To the extent any of these companies or academic institutions currently have, or obtain in the future, broad patent claims, such patents could block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered technologies or otherwise conducting our business.  In addition, it is possible that some of the new technologies that are discovered using our technology may not be patentable or may be covered by intellectual property of third parties.

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
•the ability and willingness of collaborators to commercialize products incorporating our technologyon expected timelines, or at all;
•our ability to enter into product discovery and development collaborations and technology collaborations, orto extend the terms of any existing collaboration agreements, and our payment obligations, expected revenueand other terms of any other agreements of this type;
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
•we may encounter difficulties in assimilating and integrating the business, technologies, products, personnelor operations of companies that we acquire;
•certain acquisitions may disrupt our relationship with existing collaborators who are competitive to the acquired business;
•acquisitions may require significant capital infusions and the acquired businesses, products or technologiesmay not generate sufficient revenue to offset acquisition costs;
•an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract ourmanagement;
•acquisitions may involve the entry into a geographic or business market in which we have little or no priorexperience; and
•key personnel of an acquired company may decide not to work for us.

Any of the foregoing risks could have a significant adverse effect on our business, financial condition and results ofoperations.

To the extent we enter markets outside of the United States, our business will be subject to political, economic, legal and social risks in those markets, which could adversely affect our business.

There are significant regulatory and legal barriers in markets outside the United States that we must overcome to theextent we enter or attempt to enter markets in countries other than the United States.  We will be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws.  We also may experience difficulties adapting to new cultures, business customs and legal systems.  Any sales and operations outside the United States would be subject to political, economic and social uncertainties including, among others:

•changes and limits in import and export controls;
•increases in custom duties and tariffs;
•changes in currency exchange rates;
•economic and political instability;
•changes in government regulations and laws;
•absence in some jurisdictions of effective laws to protect our intellectual property rights; and
•currency transfer and other restrictions and regulations that may limit our ability to sell certain products orrepatriate profits to the United States.
Any changes related to these and other factors could adversely affect our business to the extent we enter markets outside the United States.

Risks Related to our Common Stock; Liquidity Risks

The price of our common stock is expected to be volatile and an investment in common stock could decline in value.

The market price of our common stock, and the market prices in generalfor securities of companies in our industry, are expected to be highly volatile.  The following factors, in addition to other risk factors described in this filing, and the potentially low volume of trades in common stock, may have a significant impact on the market price of common stock, some of which are beyond our control:

•announcements of technological innovations and discoveries by us or our competitors;
•developments concerning any research and development, manufacturing, and marketing collaborations;

•new products or services that we or our competitors offer;
•actual or anticipated variations in operating results;
•the initiation, conduct and/or outcome of intellectual property and/or litigation matters;
•changes in financial estimates by securities analysts;
•conditions or trends in technology or software industries;
•changes in the economic performance and/or market valuations of other technology companies;
•our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•additions or departures of key personnel;
•global unrest, terrorist activities, and economic and other external factors; and
•sales or other transactions involving our common stock.

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

The market price for our common stock could decline, perhaps significantly, as a result of issuances of a large number of shares of our common stock in the public market or even the perception that such issuances could occur.  Sales of asubstantial number of shares of common stock, or the perception that holders of a large number of shares intend to sell their shares, could depress the market price of our common stock.

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

We may rely heavily on stock options to motivate existing employees and to attract new employees. When we are required to expense stock options, we may then choose to reduce our reliance on stock options as a motivation tool. If wedecide to reduce our potential use of stock options in the future, it may be more difficult for us to attract and retain qualified employees.  However, if we decide to not reduce our reliance on stock options in the future, it will decrease our reported earnings.

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

Item 2. PROPERTY

XIOM leases approximately 7,000 square feet of manufacturing and warehouse facility in West Babylon, New York pursuant to a four-year lease at $5,000 per month. In addition, XIOM leases a 2,000 square foot training and testing facility adjacent to the above space on a month-to-month basis for $1,300 per month. Rent expense for fiscal 2009 and 2008 was approximately $95,000 per annum. The manufacturing and warehouse facility is adequate for the needs of the Company at this time. However, if it were necessary to expand the manufacturing and warehouse capacity, the Company would need to relocate its facilities, at an additional cost per month. Such location would be relatively easy to locate, however the initial cost of moving might be substantial.

In addition, as a result of the acquisition of Equisol, LLC in December, 2009, the Company acquired leased facilities in Conshohocken, PA, Baton Rouge, LA, and Kemah, TX. Equisol leases these facilities at a monthly rent of $4,300. The Company maintains its Corporate Headquarters in Conshohocken, PA.

Item 3. LEGAL PROCEEDINGS

On December 22, 2009, XIOM received a notice from holders of $820,000 of convertible notes of XIOM that XIOM was in default of its obligations under the notes, and acceleration and demand for payment of the face amount of the notes and all accrued and unpaid interest. XIOM is in the process of reviewing these claims.

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

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

General:

The authorized capital stock consists of 50,000,000 shares of common stock, par value $.0001 per share. As of April 15, there were 44,422,309 shares of Common Stock issued and outstanding. The Company has a contractual commitment to issue an additional 8,084,792 shares to the former owners of Equisol, LLC. This does not include shares underlying warrants or options yet to be exercised. The following summary description of the Common Stock is qualified in its entirety by reference to the Company's Certificate of Incorporation and all amendments thereto.

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

Price Ranges of Our Common Stock:

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

On October 27, 2009, XIOM issued a total of 850,000 restricted shares with a fair market value of $314,500 to officers, employees, directors, and consultants coincident to the reverse merger on 7 December 2009. On that date, the Company issued 2,300,000 restricted shares to a noteholder for $460,000 cash.  On November 3, 2009,  XIOM issued a total of 1,400,500 restricted shares to consultants coincident to the reverse merger on December 2009.  From November 5, 2009 to December 31, 2009, a total of 1,500,000 shares of common stock were sold (1,100,000 shares prior to the reverse merger on 7 December 2009 and 400,000 shares thereafter) in a private placement at $0.25 per share; the related shares were issued to investors on March 9, 2010.  On December 15, 2009, the Company issued 18,563,693 restricted shares in connection with the purchase of Equisol,) LLC.

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

The Company is not able to accurately forecast sales for fiscal 2010.The Company does not have sufficient cash resources and revenue to adequately support overseas marketing plans for the foreseeable future. Therefore, without increasing revenues or acquiring additional capital, it is likely that our current overseas marketing plans will have to proceed at a slower rate.

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

Our significant accounting policies are summarized in Note 2 of our audited financial statements for the year ended December 31, 2009. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Accounting Standards Codification (“ASC”) ASC 360-10-35, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews long-lived assets, including its property and equipment, goodwill and other intangible assets, which include trade names and customer accounts and patents, for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. Management believes that there are no impaired long-lived assets at December 31, 2009 and 2008. Coincident to the 2009 acquisition of XIOM, the Company recorded an impairment loss on the goodwill resulting from its acquisition of XIOM of $7,099,110.

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

FASB ASC 810-10 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and expands disclosures in the consolidated financial statements. This standard is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  This standard is not currently applicable to the Company because the Company does not have any non-controlling minority interests, other than one which is accounted for on the cost basis.

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

For the Fiscal Years Ended December 31, 2009 VersusDecember 31, 2008

For the fiscal year ended December 31, 2009, the Company recorded $4,656,000 in sales and cost of sales of $3,363,000. This is in comparison to total sales of $6,236,000 and cost of sales of $4,336,000 for the fiscal year ended December 31, 2008. The Company’s discontinued operation recorded sales of $1,689,000 in 2009 and $1,984,000 in fiscal 2008. Gross profit for fiscal 2009 was $1,293,000 or 28%, a decrease of $606,000 compared to the gross profit in fiscal 2008 of $1,899,000(which was 30% of revenue).  This decrease in sales and gross profit in fiscal 2009 resulted primarily from general economic conditions and the Company's limited ability to generate profitable sales.

Selling, general and administrative expenses decreased from $1,961,000 in fiscal 2008 to $1,887,000 in fiscal 2009.  Cost containment measures in the areas of reduced headcount, marketing and general overhead lowered expenses at our Equisol subsidiary by $340,000 or 17%.  This decrease in selling, general and administrative expenses was offset by expenses related to the merger, and an increase of $25,000 in allowance for uncollectible accounts.

Other expense increased from $106,000 in fiscal 2008 to $7,205,000 in fiscal 2009.  While interest expense was unchanged between periods, in 2009 the Company recorded a $7,099,000 charge for impairment of goodwill, which resulted from accounting for the merger of Equisol and the Company as a reverse merger. Because the Company’s XIOM subsidiary, prior to the merger, had a significant stockholder’s deficit and had sustained operating losses for several years, the goodwill resulting from the reverse merger was considered by management to be impaired.

The Company’s results of operations showed a loss of $94,000 in 2008 and a net loss of $7,835,000 in fiscal 2009. This increased loss was attributable to the reduction of gross profit and the charge for goodwill impairment offset by a decrease in general and administrative expenses as described above.

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

At December 31, 2009, the Company had negative working capital. During the fiscal years ended December 31, 2009, net cash used by operating activities was $278,000; in fiscal 2008, operating activities used $19,000. The Company incurred net losses of $7,835,000 for the fiscal year ended December 31, 2009. Additionally, at December 31, 2009, the Company had a Stockholders’ Deficit of $3,252,000.

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

In connection with the acquisition of Equisol, LLC, the Company raised $705,000 in a private placement. These funds were used to pay for costs of the acquisition, working capital needs such as outstanding and overdue payables.

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

Inflation

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

Item 8.       FINANCIAL STATEMENTS

Index To Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Environmental Infrastructure Holdings Corp.:

I have audited the accompanying consolidated balance sheets of Environmental Infrastructure Holdings Corp. and subsidiaries (the Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environmental Infrastructure Holdings Corp. and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has incurred losses for the years ended December 31, 2009 and 2008 and has a deficiency in stockholders’ equity at December 31, 2009. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
September 23, 2010

Environmental Infrastructure Holdings Corp.
Consolidated Balance Sheets
As of December 31, 2009 and 2008

	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$246,725	$19,612
Accounts receivable, net of allowance for doubtful accounts of $245,000 and $75,000, respectively	486,860	755,042
Inventory	351,488	161,413
Prepaid expenses and other current assets	32,728	-
Total Current Assets	1,117,801	936,067

Property and equipment, net of accumulated depreciation and amortization	174,739	30,673
Assets of subsidiary spunoff on December 7, 2009	-	510,473

Other Assets
Intangible assets, net of accumulated amortization and impairment allowances	289,315	287,464
Retainage receivable	51,851	-
Investment in and advances to publicly traded investee, net	50,000	-
Security deposits	11,445	-
Total Other Assets	402,611	287,464

Total Assets	$1,695,151	$1,764,677

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Current portion of debt	$2,830,789	$1,050,417
Accounts payable	873,883	404,837
Accrued expenses	351,710	26,372
Accrued compensation	150,000	-
Accrued interest	495,352	92,255
Total Current Liabilities	4,701,734	1,573,881

Long term portion of debt	245,621	288,175
Liabilities of subsidiary spunoff on December 7, 2009	-	329,679
Total Liabilities	4,947,355	2,191,735

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value; authorized 50,000,000 shares:
Issued and outstanding 41,811,100 and 18,080,005 shares, respectively	4,181	1,808
Committed to be issued 9,609,942 and 8,084,942 shares, respectively	961	808
Additional paid in capital	5,345,807	144,590
Retained earnings (deficit)	(8,603,153)	(587,320)
Total Company Deficit	(3,252,204)	(440,114)
Noncontrolling interest	-	13,056
Total Stockholders' Deficit	(3,252,204)	(427,058)

Total Liabilities and Stockholder's Deficit	$1,695,151	$1,764,677

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Operations
For the Years Ended December 31,

	2009	2008

Revenues	$4,656,341	$6,236,258

Cost of Revenues	3,363,310	4,336,802

Gross Profit	1,293,031	1,899,456

Operating Expenses
Selling, general and administrative expenses	1,886,781	1,961,568

Operating Loss	(593,750)	(62,112)

Other (Expense) Income
Impairment of Xiom related goodwill upon acquisition by Company	(7,099,110)	-
Interest Expense	(105,881)	(106,321)
Interest Income	233	366
Total Other (Expense) Income	(7,204,758)	(105,955)

Loss from Continuing Operations before Income Tax Provision	(7,798,508)	(168,067)

Income tax provision	31,008	13,319

Loss from Continuing Operations	(7,829,516)	(181,386)

Income (loss) from Discontinued Operations, net of income tax	(5,256)	87,309

Net Loss	$(7,834,772)	$(94,077)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.28)	$(0.01)
Loss from discontinued operations	0.00	0.01
Net Loss	$(0.28)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	27,892,844	26,164,947

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2009 and 2008

	Common Stock, $.0001 Par Value
	Issued Shares		Shares Committed to be Issued		Additional Paid	Accumulated	Total Stockholders'
	Shares	Par Value	Shares	Par Value	In Capital	Deficit	Deficit

Balance, December 31, 2007, retroactively restated for reverse merger	18,080,005	$1,808	8,084,942	$808	$144,590	$(493,243)	$(346,037)

Net loss for year ended December 31, 2008	-	-	-	-	-	(94,077)	(94,077)

Balance, December 31, 2008	18,080,005	1,808	8,084,942	808	144,590	(587,320)	(440,114)

Conversion of convertible note to common stock on December 7, 2009	483,688	48	-	-	149,952	-	150,000

Spinoff of subsidiary to members of Equisol on December 7, 2009	-	-	-	-	(144,477)	(181,061)	(325,538)
	18,563,693	1,856	8,084,942	808
Shares retained by EIHC (formerly XIOM Corp.) shareholders in reverse merger with Equisol, LLC on December 7, 2009	23,247,407	2,325	1,125,000	113	5,135,432	-	5,137,870

Sales of additional shares from December 7, 2009 to December 31, 2009 under XIOM private placement which commenced prior to the reverse merger with Equisol on December 7, 2009, net of offering costs of $39,650	-	-	400,000	40	60,310	-	60,350

Net loss for year ended December 31, 2009	-	-	-	-	-	(7,834,772)	(7,834,772)

Balance, December 31, 2009	41,811,100	$4,181	9,609,942	$961	$5,345,807	$(8,603,153)	$(3,252,204)

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2009	2008

Cash Flow from Operating Activities
Net Loss	$(7,834,772)	$(94,077)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of XIOM related goodwill upon acquisition by the Company	7,099,110	-
Provision for doubtful accounts	85,000	60,000
Depreciation and amortization	35,517	20,801
Amortization of debt discounts	5,949	5,493
Net change in operating assets and liabilities:
Accounts Receivable	200,796	469,979
Inventory	(11,491)	(16,357)
Prepaid expenses and other current assets	(1,459)	-
Assets and liabilities of subsidiary spunoff on December 7, 2009	-	(151,455)
Accounts payable	52,263	(350,757)
Accrued expenses	90,767	36,888
Net cash used in operating activities	(278,320)	(19,485)

Cash Flow from Investing Activities
Increase in cash due to acquisition of XIOM Corp., including escrow cash of $268,975 related to its private placement offering	348,028	-
Intangible assets additions	(5,451)	-
Property and equipment additions	(6,320)	(12,107)
Net cash provided by (used in) investing activities	336,257	(12,107)

Cash Flow from Financing Activities
Increases in debt	9,241	101,401
Decreases in debt	(105,390)	(49,591)
Proceeds from XIOM private placement offerings, net of offering costs	265,325	-
Decrease in cash overdraft	-	(606)
Net cash provided by (used in) financing activities	169,176	51,204

Increase (decrease) in cash and cash equivalents	227,113	19,612
Cash and cash equivalents, beginning of year	19,612	-
Cash and cash equivalents, end of year	$246,725	$19,612

Supplemental disclosures of cash flow information:
Interest paid	$105,881	$106,321
Income taxes paid	$31,008	$13,319

Supplemental noncash disclosures:
Conversion of Equisol convertible note to common stock on December 7, 2009	$150,000	$-

ENVIRONMENTAL INFRASTRUCTURE HOLDINGSCORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2009 and 2008

1)	ENTITY AND ORGANIZATION

Environmental Infrastructure Holdings Corp. (“EIHC”, or the “Company”), was incorporated in Delaware on November 5, 2009. The Company was formed to be the holding company of XIOM Corp. (“XIOM”).  See “Reorganization” below.  The Company is the successor issuer of XIOM for purposes of the Securities Act of 1933, as amended, and the filings made by XIOM thereunder. Pursuant to Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Act”), the Company is the successor issuer of XIOM with respect to XIOM Common Shares, which were registered pursuant to Section 12(g) of the Act. Pursuant to such rule, the Company Common Shares may be deemed to be registered pursuant to Section 12(g) of the Act.

Reorganization

On December 7, 2009, XIOM reorganized into a holding company structure (the “Reorganization”) whereby XIOM became a direct wholly owned subsidiary of the Company pursuant to an Agreement and Plan of Merger pursuant to Section 251(g) of the Delaware General Corporation Law (the “Merger Agreement”) dated as of December 7, 2009, by and among the Company, XIOM and EIHC Merger Co. (“Merger Sub”).

On December 7, 2009, EIHC acquired Equisol, LLC (“Equisol”), a Pennsylvania limited liability company established on April 25, 2003. EIHC is the product of a reorganization as a holding company structure whereby the operating company XIOM became a direct wholly owned subsidiary of the Company. EIHC issued 18,563,693 shares to the owners of Equisol and committed to issue 8,084,942 additional shares so that the former owners of Equisol would own 40% of the fully diluted shares of EIHC. Because outstanding shares were 24,372,407 at the time of the acquisition, the sellers received the equivalent of 52% of the outstanding shares of EIHC. In addition, most of the board members and management of EIHC resigned at the time of the acquisition. Accordingly, the acquisition was accounted for as a reverse merger of EIHC into Equisol. Results of operations prior to the merger presented in these financial statements are those of Equisol. Equisol’s equity prior to the merger has been retroactively restated for the equivalent number of shares received in the merger. As part of the merger agreement, Equisol spun off to its members a wholly-owned subsidiary as of December 7, 2009. As a result, this subsidiary has been accounted for as a discontinued operation in the comparative financial statements. Also, in connection with the merger, the Company’s fiscal year end was changed from September 30 to December 31.

Operations

From offices located in Pennsylvania and Louisiana, Equisol and its subsidiaries operate as an equipment solutions provider, delivering environmentally friendly products, services, and engineering solutions to customers.

XIOM sells thermal spray system equipment and related powder and other supplies to customers from its New York location.

On July 16, 2004, Equisol’s subsidiary PD Acquisition, LLC (“PDIR”)  acquired the business and certain assets of an engineering company, Penn-Del, Inc.,  for a total of approximately $477,790 in cash and 25,000 Class A units of membership interest of Equisol (now 34,261 shares of EIHC Common Stock).

On March 1, 2006, Equisol’s subsidiary Gulf States Acquisition, LLC (“Gulf States”), acquired a 100% stock ownership interest in an engineering company, Gulf States Chlorinator & Pump Inc. (“GSCP”) for $350,000 in cash.

On August 29, 2007, Equisol’s subsidiary Gulf State Acquisition, LLC acquired a 100%  stock ownership in an engineering company, Electrical & Instrumentation, Inc. (“E&I”), for 104,607 Class A Units of membership interest of Equisol (now 143,359 shares of EIHC common stock). Thereafter, the acquired company’s operations were included with Equisol’s operations and the acquiree filed a final income tax return for the period January 1, 2007 to August 29, 2007. In February 2010, the E&I division of Equisol ceased operations (see Note 9).

2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated balance sheet at December 31, 2009 includes the accounts of EIHC and its wholly-owned subsidiaries Equisol (including Equisol’s Gulf States subsidiary) and XIOM. The consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2009 and 2008 include the accounts of EIHC (from December 7, 2009 to December 31, 2009), Equisol (from inception to December 31, 2009), and XIOM (from December 7, 2009 to December 31, 2009). As of December 7, 2009, the PDIR subsidiary was spun off to Equisol’s members prior to the merger with EIHC, and is accounted for prior to that date as a discontinued operation in the consolidated financial statements presented. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles  in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, net, debt, accounts payable, and accrued expenses.  The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to the short term activities of these instruments and/or based on valuations of instruments with similar terms.

REVENUE RECOGNITION

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery has occurred. Persuasive evidence of an arrangement and fixed price criteria are satisfied through sales orders. Collectability criteria are satisfied through credit approvals. Delivery criteria are satisfied when the products are shipped to a customer and title, and risk of loss, pass to the customer in accordance with the terms of sale. The Company has no obligation to accept the return of products sold other than for replacement of damaged products. Other than quantity price discounts negotiated with customers prior to billing and delivery (which are reflected as a reduction in sales), the Company does not offer any sales incentives or other rebate arrangements to customers

Revenues from long-term contracts are recognized on the percentage-of-completion method, measured by the percentage of actual cost incurred to date, to the estimated total cost for each contract. Estimated costs and revenues are based upon engineering estimates of the work performed to date relative to the total work required under the contract.  Changes in contract estimates which result in changes in estimated profit are applied to the cumulative work accomplished on the project.  The re-calculated grossprofit on the contract is applied to the revenues recorded to date for the entire life of the contract and the resulting income or loss is recorded in the current period.

CASH AND CASH EQUIVALENTS

For the purpose of financial statement presentation, the Company includes cash on deposit, money market funds, and amounts held by brokers in cash accounts as cash. The Company considers securities with maturity of three months or less when purchased and funds temporarily held in escrow to be cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable have been adjusted for all known uncollectible contracts and customer accounts. An allowance for doubtful contracts has been provided based on such analysis.

INVENTORY

Inventory consists primarily of various parts, materials and supplies utilized in the assembly and the operation of water treatment systems and thermal spray coating systems and is valued at the lower of cost (first-in, first-out) or market. See Note 4.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment is stated at cost. Major expenditures for property and those that substantially increase useful lives, are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in income. Depreciation is provided by utilizing the straight-line method over the estimated useful lives of the assets. See Note 5.

EQUITY INVESTMENTS

Equity investments of 20% to 50% ownership are accounted for using the Equity Method of accounting. Equity investments of less than 20% ownership are accounted for using the Cost Method of accounting and equity investments of greater than 50% ownership are consolidated with the financials of the Company, as appropriate. See Note 8.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Accounting Standards Codification (“ASC”) ASC 360-10-35, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews long-lived assets, including its property and equipment, goodwill and other intangible assets, which include trade names and customer accounts and patents, for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. Management believes that there are no impaired long-lived assets at December 31, 2009 and 2008. Coincident to the 2009 acquisition of XIOM, the Company recorded an impairment loss on the goodwill resulting from its acquisition of XIOM of $7,099,110. See Note 6.

EARNINGS (LOSS) PER SHARE

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“ASC”) topic 260, “Earnings per Share”, which requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”) by all publicly traded entities, as well as entities that have made a filing or are in the process of filing with a regulatory agency in preparation for the sale of securities in a public market.

Basic EPS is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS gives effect to all potentially dilutive common shares during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. For the years ended December 31, 2009 and 2008, the diluted loss per common share calculation excluded the following potentially dilutive securities:

	Common Shares Equivalent
	Year Ended December 31,
	2009	2008
Convertible notes payable (see Note 8)	2,239,700	483,688
Stock options (see Note 10)	6,186,500	-
Common stock purchase warrants (see Note 10)	3,653,916	-
Total	12,080,116	483,688

INCOME TAXES

The Company records the tax effects of all transactions that have been reported in its financial statements. This includes tax effects that are taxable or deductible in the current reporting period, as well as tax effects that will lead to taxable income or tax deductions in future periods. Income taxes are accounted for using the asset/liability method. At each balance-sheet date, a current tax asset or liability is recorded, representing income taxes currently refundable or payable. Deferred tax assets and liabilities are also recorded, representing the tax effects of temporary book-tax differences, which will become payable or refundable in future periods. Deferred tax assets arise principally from net operating losses and capital losses available for carryforward against future years’ taxable income.Under the asset/liability method, the income tax provision is the result of the change in these current and deferred tax accounts from period to period, plus or minus tax payments made or refunds received during the year. A valuation allowance is recognized against deferred tax assets if, based on the weight of available evidence, it is more likely than not (i.e., greater than 50% probability) that some portion or all of the deferred tax asset will not berealized.

The Company follows ASC 740 rules governing uncertain tax positions which provides guidance for recognition and measurement. This prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognization, classification and disclosure of these uncertain tax positions.

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's financial statements. For the years  ended December 31, 2009 and 2008, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions.

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

SHARE BASED PAYMENTS

Share based payments are made primarily to employees, outside consultants and other professional service providers, from time to time, subject to current cash flow conditions and at the discretion of the Board of Directors. The compensation cost is determined based on the estimated fair value of the shares at the measurement date, which is the earlier of (a) the date at which a commitment for performance by the counterparty to earn the shares is reached (generally the contract date)or (b) the date at which the counterparty’s performance is complete. These compensation costs are capitalized as prepaid expenses and expensed over the remaining term of the respective contracts.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

FASB ASC 820-10 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this standard relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007; however, it provides a one-year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this standard for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008. The Company adopted the standard for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of this standard in each period did not have a material impact on its financial statements.

FASB ASC 810-10 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and expands disclosures in the consolidated financial statements. This standard is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  This standard is not currently applicable to the Company because the Company does not have any non-controlling minority interests, other than that disclosed in Note 7 below, which is accounted for on the cost method.

FASB ASC 815-10 is effective January 1, 2009. This standard requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular format. This standard is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

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

FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009 and establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. This standard was adopted for the Company’s interim period ended June 30, 2009. Subsequent events have been evaluated through July 20, 2010, the date these financial statements were issued.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, The FASB Accounting Standards Codification, which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have an effect on the Company’s financial reporting.

FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard was adopted by the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis.

FASB ASC 350-30 and 275-10 amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. This standard was adopted by the Company beginning January 1, 2009, and did not have a material effect on its financial statements.

FASB ASC 260-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this standard did not have any effect on the Company's financial reporting.

FASB ASC 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The standard includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. This standard is currently not applicable to the Company since the Company does not have any convertible debt that may be settled for cash upon conversion.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In January, 2010, the FASB issued ASU Nos. 2010-01 through 2010-07. In February, 2010, the FASB issued ASU Nos. 2009-08 through 2010-10. In March, 2010, the FASB issued ASU 2010-11. The Company is currently evaluating the effect of these standards updates on its financial position and results of operations.

3)  ACQUISITION OF EIHC

As noted above, on December 7, 2009, EIHC (legal acquirer) acquired Equisol and its subsidiaries (legal acquiree) in a transaction which has been accounted for in the accompanying financial statements as a reverse merger. As a result, the financial position and results of operations of EIHC and its subsidiary XIOM prior to the date of the acquisition have been excluded from the accompanying financial statements, and the results of operations  presented for the year ended  December 31, 2008 are for Equisol and its subsidiaries.

In connection with the merger, Equisol members received 18,563,693 shares and are entitled to receive an additional 8,084,942 shares. At the closing price on the date of acquisition, this represented consideration of $7,728,104.

The estimated fair values of the identifiable net assets of EIHC (and XIOM) at December 7, 2009 (date of acquisition) consisted of:

Cash and cash equivalents, including $268,975 held in escrow from
XIOM private placement offering	$348,028
Accounts receivable
(net of allowance for doubtful accounts of $85,000)	17,614
Stock subscription receivable (collected December 8, 2009)	204,975
Inventory	178,584
Prepaid expenses and other current assets	22,562
Property and equipment, net	167,263
Patents	2,400
Retainage receivable	51,851
Investment in and advances to investee	50,000
Security deposits	11,445

Total assets	1,054,722
Current portion of debt	1,819,31
Accounts payable	1 416,783
Accrued expenses	276,107
Accrued compensation	150,000
Accrued interest	373,426

Total liabilities	3,035,627
Identifiable net assets	$(1,980,905)

Goodwill of $7,099,110 (excess of the $5,118,205 estimated fair value, based on the stock trading price on the date of the acquisition, of the 24,372,407 shares retained by EIHC (formerly XIOM) shareholders over the $1,980,905 negative identifiable net assets of XIOM) was recorded at the December 7, 2009 acquisition date. As the Company believed that the estimated fair value of the goodwill recorded by EIHC was $0, the entire $7,099,110 goodwill was written off as an impairment loss on the December 7, 2009 acquisition date.

The following pro forma information summarizes the results of operations for the periods indicated as if the acquisition occurred at December 31, 2007. The pro forma information is not necessarily indicative of the results that would have been reported had the transaction actually occurred on December 31, 2007, nor is it intended to project results of operations for any future period.

Pro Forma	Year Ended December 31,
	2009	2008
Revenues	$5,340,707	$8,590,266
Cost of Revenues	3,868,835	5,756,163
Gross profit	1,471,872	2,834,103
Selling, general and administrative expenses	5,014,356	5,598,628
Operating loss	(3,542,484)	(2,764,525)
Interest expense, net	(1,104,787)	(442,805)
Loss from continuing operations before income tax provision	(4,647,271)	(3,207,330)
Income tax provision	(31,008)	(13,319)
Loss from continuing operations	(4,678,279)	(3,220,649)
Income from discontinued operations, net of income tax	2,661	87,309
Net loss	$(4,675,618)	$(3,133,340)
Diluted loss per common share	$(0.17)	$(0.12)

4) INVENTORY

Inventory consisted of the following as of December 31, 2009 and 2008:

	2009	2008
Parts and supplies	$267,775	$161,413
Coating powders	77,204	-
Finished goods	6,509	-
Total inventory (a)	$351,488	$161,413

(a) Includes inventory of $41,583 and $39,869 at December 31,  2009 and 2008, respectively, pledged to secure the $400,000 line of credit described in Note 9.

The Company has determined that a reserve for obsolete, or slow moving, inventory is not required because the assembly of the spray system and the blending of powders is done based on actual sales orders and not for the shelf.

5) PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following as of December31, 2009 and 2008:

	Useful Life- Years	2009	2008
Machinery and equipment	5-10	$181,596	$62,869
Vehicles	3-5	56,998	97,394
Office equipment	3-5	24,642	-
Furniture and fixtures	5-7	17,952	5,522
Computer software	5-7	27,861	-
Leasehold improvements	5	112,455	-
		421,504	165,785
Less accumulated depreciation and amortization		(246,765)	(135,112)

Property and equipment, net (a)		$174,739	$30,673

(a) Includes property and equipment, net of $9,919 and $18,776 at December 31,  2009 and 2008, respectively, pledged to secure the $400,000 line of credit described in Note 9.

Depreciation and amortization of property and equipment for the years ended December 31, 2009 and 2008 was $29,517 and $14,801, respectively.

6) GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, net, consisted of the following as of December 31, 2009 and 2008:

	2009	2008
Goodwill:
Acquisition of EIHC (formerly XIOM) on December 7, 2009	$7,099,110	$-
Impairment recognized on acquisition of EIHC (formerly XIOM)	$(7,099,110)	$-
Net	-	-

Acquisition of Gulf States Chlorinator & Pump Inc.
on March 1, 2006	237,464	237,464

Other Intangible Assets:
Trade name and customer accounts:
Acquisition of intangible assets of Kerrigan
Dupree, Inc. on April 17, 2007	60,000	60,000
Accumulated amortization	(16,000)	(10,000)
Net	44,000	50,000
Patent costs:
XIOM Corp. thermal spray technology	7,851	-
Accumulated amortization	-	-
Net	7,851	-

Intangible assets, net	$289,315	$287,464

Goodwill is not amortized but is reviewed for impairment at least annually. The trade name and customer accounts and the patent costs are amortized over their estimated economic lives of 10 years. Expected future amortization of intangible assets for the years ending December 31, 2010, 2011, 2012, 2013, and 2014 is $6,785.

7) RETAINAGE RECEIVABLE

Retainage receivable represents the cumulative amount held-back by the customer from each percentage-of-completion billing pursuant to long-term contracts. Such amounts are payable to the Company upon the completion of each contract and final customer approval.

8) INVESTMENT IN AND ADVANCES TO PUBLICLY TRADED INVESTEE

Investment in and advances to publicly traded investee, net, consisted of the following as of December 31, 2009:

Advances to Structural Enhancement Technologies Corp., formerly
Extreme Mobile Coatings Worldwide Corp. (“EMWW”), under a
delinquent 5% promissory note that was due April 10, 2010
as extended	$158,500

Investment in EMWW (21% of issued and outstanding shares of
EMWW at December 31, 2009)	-

Allowance for recoverability provided for by XIOM Corp prior to its acquisition by the Company	(108,500)

Net	$50,000

EMWW is a publicly traded development stage company whose business plan was to establish franchises to market, use, and sell coating products and equipment licensed from XIOM. The chairman of the board of directors of EMWW was the chief executive officer of XIOM to October 30, 2009. The executive vice president (and also a director and significant stockholder) of EMWW was a director of EIHC from December 7, 2009 to June 17, 2010 and a corporation controlled by him was a consultant to XIOM prior to December 7, 2009.

At December 31, 2009, XIOM owned 451,193 (as adjusted for the 1 for 100 reverse stock split on 19 May 2010) shares of common stock of EMWW, or 21% of the 2,145,094 post reverse stock split shares of EMWW common stock issued and outstanding.  At December 31, 2009, EMWW had a stockholders’ deficit of $1,326,930 and a closing stock price of $1.80 per share (as adjusted for the 1 for 100 reverse stock split on 19 May 2010). It incurred a net loss for the year ended December 31, 2009 of $966,788, and had cumulative losses of $1,817,353 at that date. At December 31, 2009, accounts receivable includes $19,501 due from EMWW.

In its filings with the Securities and Exchange Commission, EMWW reported that on February 12, 2010, EMWW issued 110,000 shares of common stock (post reverse stock split) to EIHC as a principal payment of $55,000 on the Note, and on March 4, 2010, EMWW issued 107,000 shares of common stock (post reverse stock split) to EIHC as a principal payment of $53,500 on the Note payable to XIOM; however, neither XIOM nor EIHC has any knowledge of this, has not received any additional shares from EMWW, nor has released or acknowledged any satisfaction of $108,500 of the principal on the note. Based upon the most recently available public information, the Executive Vice President of EMWW, who was also a director of EIHC held approximately 15% of the common stock of EMWW at March 31, 2010. At June 30, 2010, EMWW had a stockholders’ deficit of $534,154 and a closing stock price of $0.33 per share. It incurred a loss from operations of $1,460,076 for the six months ended June 30, 2010. Revenues of EMWW from its inception have been nominal.

9) DEBT

Debt consisted of the following at December 31, 2009 and 2008:

	2009	2008
Equisol:
Due bank under revolving line of credit, interest at prime  rate plus 1%, due in May, 2010 pursuant to annual  ‘clean-up” provision, secured by  Equisol assets, right  of offset and personal guaranties of  two officers of the  Company and their spousesThe balance owing of $400,000 under this line of credit was substantially satisfied by cash advances received by it in August 2010 from the Company’s spun-off PDIR/ Penn-Del subsidiary for which Equisol executed a $400,000 promissory note in favor of PDIR LLC due in 4 equal annual installments of $100,000 plus accrued interest thereon at a rate of 8% per annum (overdue principal at 12% per annum). The Equisol promissory note executed in favor of PDIR is secured by all the assets of Equisol, which total $482,961 at December 31, 2009 (the most recent date for which such information is available at the date of issuance of these financial statements).
	$400,000	$400,000

Due another bank under E&I revolving line of credit,  interest at 6.05% (default rate of 18%) and 7.25%, respectively, due 6/29/10 and 5/25/09, respectively, secured by accounts receivable of E&I ($0 at December 31, 2009 ) and by a right of setoff related to cash held at this bank. At 12/31/08 and 12/31/09, this bank held personal guaranties of the former owners of  E&I;On February 25, 2010, the remaining balance due under this line of credit was paid down to zero by the Company.  However, the former owners of E&I have retained borrowing authority under the line of credit and new borrowings have continued to occur since that date.To the date of the issuance of these financial statements, known borrowing under the line of credit in E & I’s name have been $29,000 has been borrowed, the proceeds of which may be used to satisfy the $46,852 listed below in this table as due to the former owners at December 31, 2009, in a similar self-reimbursement to that of approximately $70,000 made by them from the line in 2008. In March 2010, the former owners reimbursed themselves $8,200, of which $3,496 was applied to reduce the amount due them by the Company and $4,704 represented expenses paid claimed by them as reimburseable Company expenses. Legal counsel to the Company is not aware of, nor has Company management advised them, of any formal litigation that has been commenced by the former owners or of claims made against the Company, if any, by the former owners or related matters of financial consequence arising out of day to day operations of E&I  prior to its cessation in 2010. The Company believes its financial exposures concerning the former owners is likely limited to the extent of the remainder due of the $46,852. Management of the Company has indicated it is legally dissolving E&I which has already merged out of existence for income tax purposes.
	150,000	140,759

Convertible debt due related parties and others, interest at 8%, due January 2007 through October 2010, secured by all Equisol assets under a lien junior to that of the $400,000 bank line of credit loan, convertible into Equisol membership units (net of unamortized discounts of $5,332 and $11,281, respectively).	214,254	238,219

Loan payable to chief executive officer of the Company, interest at 8%, due on demand .	145,581	145,581

Loan payable to former owners of E & I, interest at 0%, due on demand.(see the related discussion above in this table related to the balance due of $150,000 at December 31, 2009 under the revolving line of credit with another bank).	46,852	67,000

Vehicle loan	-	3,085

Gulf States:
SBA guaranteed loan payable to financial institution, interest at prime rate plus 2.75%, due in monthly installments of principal and interest of $5,000 with balance due on May 31, 2016, secured by guaranties of Equisol, and two officers of the Company, certain personal property, and certain real property owned by two officers of the Company. The loan requires, among other things, prior lender written consent concerning transfer or disposal of Company assets, payment of distributions, or changes in ownership structure during the period the loan is outstanding	289,446	334,229

Vehicle loans	2,259	9,719

EIHC:
Loan payable to financial institution for insurance premium financing, interest at 10.6%, due in 7 monthly installments of principal and interest of $1,311 from March 2010 to September 2010	8,707	-

XIOM:
Convertible notes sold to investors in 2007, interest at 7% (default rate of 15%), originally due April 2012 (but acceleratable since required Registration Statement was not declared effective by June 2008, one year from the final closing date of the related private offering), convertible at a conversion price of $1.50 per share (a)	940,000	-

Convertible note sold to investor in April 2008, interest at 7%, due March 2010, convertible at a conversion price of $1.50 per share – in technical default	500,000	-

Convertible notes sold to investors from June 2009 to August 2009, interest at 100%, due from December 2009 to February 2010, convertible at a conversion price equal to 75% of the 30 day moving average of the closing price of the Company’s common stock immediately prior to such conversion – in technical default	350,000	-

Loan payable to former chief executive officer of XIOM, interest at 0%, due on demand	29,311	-

Total	3,076,410	1,338,592

Less current portion of debt	(2,830,789)	(1,050,417)

Long term portion of debt	$245,621	$288,175

(a) In December 2009, XIOM received a notice from holders of $820,000 of the convertible notes sold to investors in 2007 indicating that XIOM was in default and demanding payment of the face amount and all accrued and unpaid interest.

Maturities of the debt as of December 31, 2009 for the next five years and thereafter are as follows:

Year ending December 31,

2010	$2,830,789
2011	46,537
2012	49,398
2013	52,445
2014	55,680
Thereafter	41,561
Total	$3,076,410

Accrued interest on debt consisted of the following at December 31, 2009 and 2008:

	2009	2008
XIOM convertible notes	$407,013	$-
Equisol loan payable to chief executive officer
of the Company	66,269	66,269
Equisol convertible debt	22,070	25,986
Total	$495,352	$92,255

Interest expense incurred for the years ended December 31, 2009 and 2008 is summarized as follows:

	2009	2008
Equisol	$51,075	$75,702
Gulf States	21,219	30,619
XIOM convertible notes	33,587	-
Total	$105,881	$106,321

10) COMMON STOCK

As described inNote 1, the acquisition of Equisol on December 7, 2009 was accounted for as a reverse merger of EIHC into Equisol. Accordingly, the accompanying financial statements reflect issued shares and shares committed to be issued at December 31, 2009 and prior to the reverse merger based on the number of shares issued (18,563,693 shares) and committed to be issued (8,084,942 shares), or 26,648,635 shares total, to Equisol members on December 7, 2009 pursuant to the reverse merger and exclude EIHC (formerly XIOM Corp.) equity transactions prior to the reverse merger on December 7, 2009. The fair value of the issued shares (23,247,407 shares) and shares committed to be issued (1,125,000 shares), or24,372,407 shares total, relating to the shares retained by EIHC (formerly XIOM Corp.) shareholders pursuant to the reverse merger on December 7, 2009 has been reflected as consideration for the reverse purchase of XIOM at December 7, 2009 (see Note 3).

The 24,372,407 shares retained by EIHC (formerly XIOM Corp.) shareholders at December 7, 2009 increased from 18,722,357 shares issued and committed to be issued at September 30, 2009, as follows:

Issued and committed to be issued shares at September 30, 2009	18,722,357
Shares issued for services by XIOM former chief executive officer and consultants coincident to completing reverse merger with an estimated value of $748,516 based on the stock trading price	2,250,050
Shares sold at $0.20 per share to a convertible note holder of XIOM (a)	2,300,000
Shares sold at $0.25 per share (b)	1,100,000

Issued and committed to be issued shares at December 7, 2009	24,372,407

(a)  $250,000 of the proceeds from the sale of the 2,300,000 shares of $460,000 were received by XIOM prior to December 7, 2009, while $204,975, net of offering costs of $5,025, was received  by the Company on December 8, 2009.

At December 31, 2009, the XIOM convertible note holder holding the 2,300,000 shares also holds $125,000 of notes sold to investors from June 2009 to August 2009 that were due between December 2009 and February 2010, with a conversion price equal to 75% of the 30 day moving average of the closing price of the Company’s common stock prior to such conversion. These convertible notes entitled him to receive 457,038 shares of common stock if the conversion had taken place at December 31, 2009.

(b) On October 15, 2009, XIOM commenced a private placement whereby it planned to sell a minimum of $250,000 and a maximum of $2,000,000 of its $.0001 Par Value Common Stock to accredited investors at a subscription price of $0.25 per unit, which unit included one share of common stock and one warrant to purchase its common stock at $.75 per share. Under the offering, the warrants to purchase common stock are callable if the trading price of the shares close at a priceof $1.50 per share for 30 consecutive days. Prior to December 7, 2009, proceeds of $275,000 from subscribers were deposited into escrow, representing 1,100,000 shares issuable under the offering. From December 7, 2009 to December 31, 2009, another $100,000 was deposited into escrow, representing 400,000 shares issuable under the offering. Subsequent to December 31,2009, $110,000 was deposited into escrow from subscribers, representing 440,000 shares issuable under the offering.

Below is a summary of the private placement made by XIOM coincident to the reverse merger:

Date deposited into Escrow	Shares of Common Stock Sold at $.25	Gross Proceeds of the Offering	Offering Costs	Net Proceeds

Prior to December 7, 2009	1,100,000	$275,000	$6,025	$268,975

From December 7, 2009 to December 31, 2009	400,000	100,000	39,650	60,350

Through December 31, 2009	1,500,000	375,000	45,675	329,325

January 1, 2010 to February 18, 2010	440,000	110,000	10	109,990

Total	1,940,000	$485,000	$45,685	$439,315

For the period December 7, 2009 to December 31, 2009, proceeds from XIOM private placement offerings, net of offering costs, consisted of:

Shares sold at $0.20 per shares to a convertible note holder of XIOM	$204,975
Shares sold at $0.25 per share in private placement	60,350
Total	$265,325

Coincident to the reverse merger on December 7, 2009, one of Equisol’s convertible debt holders (the father of the Chief Executive Officer of Equisol – see Note 13 - Employment Agreements) converted $150,000 of Debt into 483,688 shares of EIHC common stock (equivalent to 352,941 membership units of Equisol).

From December 7, 2009 (after the reverse merger) to December 31, 2009, the Company sold a total of 400,000 shares of EIHC common stock to investors at a price of $0.25 per share for gross proceeds of $100,000. After deducting costs of $39,650 relating to the related private placement, net proceeds to the Company were $60,350. In connection with these sales, the investors received a total of 400,000 warrants exercisable into up to 400,000 shares of common stock at an exercise price of $0.75 per share to December 31, 2012.

Of the 9,609,942 shares committed to be issued at December 31, 2009, 1,525,000 shares were issued in March 2010. The remaining 8,084,942 shares committed to be issued will be issued once the Company increases its authorized number of shares of common stock.

11) STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock option and warrant activity for the years ended December 31, 2008 and 2009 follows:

Common Shares Equivalent
	Stock Options	Warrants

Outstanding at December 31, 2007	-	-
Granted and issued	-	-
Exercised	-	-
Forfeited/ expired/ cancelled	-	-

Outstanding at December 31, 2008	-	-

Prior XIOM grants honored in connection with reverse
Merger with Equisol on December 7, 2009	6,186,500	3,253,916
Granted and issued (see Note 11)	-	400,000
Exercised	-	-
Forfeited/ expired/ cancelled	-	-

Outstanding at December 31, 2009	6,186,500	3,653,916

Stock options outstanding at December 31, 2009 follow:

Granted in Year Ended	Number Outstanding	Exercise	Expiration
December 31,	and Exercisable	Price	Date
2005	67,500	$0.25	September 30, 2010
2006	214,000	$0.50	February 28. 2011
2006	350,000	$0.58	October 14, 2011
2007	250,000	$0.42	July 5, 2012
2007	300,000	$0.42	August 14, 2012
2007	30,000	$1.25	August 30, 2012
2007	525,000	$0.50	October 15, 2012
2008	300,000	$1.05	February 19, 2013
2008	500,000	$0.42	February 29, 2013
2009	1,500,000	$0.25	February 27, 2014
2009	750,000	$0.50	March 23, 2014
2009	500,000	$0.75	March 23, 2014
2009	900,000	$0.05	May 26, 2014

Total	6,186,500

Warrants outstanding at December 31, 2009 follow:

Issued in Year Ended	Number Outstanding	Exercise	Expiration
December 31,	and Exercisable	Price	Date

2007	666,666	$2.00	June 2012
2007	666,666	$2.50	June 2012
2007	154,667	$1.00	June 2012
2007	154,667	$1.25	June 2012
2008	250,000	$1.50	March 2013
2008	250,000	$1.80	March 2013
2008	6,250	$2.00	March 2013
2008	5,000	$2.50	March 2013
2009	1,100,000	$0.75	December 31, 2012
2009	400,000	$0.75	December 31, 2012

Total	3,653,916

12) INCOME TAXES

For 2008 and prior years, Equisol, GSCP, XIOM, and PDIR have filed separate federal and state income tax returns; returns for 2009 have not yet been filed. Equisol and PDIR have filed their returns as partnerships and as such their federal taxable income (loss) has been allocated and taxed to their members and were not taxable to Equisol and PDIR. For income taxes, GSCP has used February 28 as its yearend and XIOM has used September 30 as its yearend.

For the years ended December 31, 2009 and 2008, the income tax provision consisted of:

	2009	2008
GSCP - Federal income tax	$26,343	$6,725
GSCP – State income tax	4,375	2,153
Equisol – State income tax	290	4,441
Total	$31,008	$13,319

For the years ended December 31, 2009 and 2008, the income tax provision differed from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) from continuing operations before income tax provision. The sources of the difference follow:

	2009	2008
Expected tax at 35%	$(2,729,478)	$(58,823)
Nondeductible impairment of goodwill	2,484,689	-
Tax effect of Equisol taxation as a
partnership	250,756	65,548
Change in EIHC and XIOM valuation
allowance	20,376	-
State income tax	4,665	6,594
Actual income tax provision	$31,008	$13,319

As of December 31, 2009, XIOM had net operating loss carryforwards of approximately $6,000,000, which expire at various dates through 2029.

Changes in the ownership of XIOM that have occurred in the past or that could occur in the future may limit the future utilization of these netoperating loss carryforwards pursuant to federal and state tax statutes and regulations.  The amount of such limitations, if any, have not been quantified by the Company.

At December 31, 2009, the Company maintained a full valuation allowance against the gross deferred tax asset arising from the net operating carryforwards because, in management’s opinion at this time, it is more likely than not, such benefits will not be realized during the respective carryforward periods.

At December 31, 2009, the net deferred tax asset consists of:

Deferred tax asset relating to net
operating loss carry forwards of XIOM	$2,100,000

Valuation Allowance	(2,100,000)

Deferred tax asset, net	$-

13) COMMITMENTS AND CONTINGENCES

LEASES

The Company’s subsidiaries lease office, manufacturing and warehouse space pursuant to various leases on a month-to-month basis. Rent expense for 2009 and 2008 was approximately $96,525 and $87,569, respectively.

On January 13, 2010, GSCP executed a lease agreement for office and warehouse space in Baton Rouge, Louisiana for a term of five years from February 1, 2010 to January 31, 2015 at a base rent of $1,950 per month. Under the lease agreement, GSCP has an option to renew the lease for two additional terms of three years each at base rent plus 4% increases per year.

EMPLOYMENT AGREEMENTS

Coincident with the acquisition of an engineering company on March 1, 2006, Equisol executed two employment agreements with the seller and his brother (the “Executives”) to serve as officers of the acquired company for initial terms of five years. The agreements automatically renew for one year terms unless either party provides 60 days prior written notice not to renew. Each of the two agreements provides for a base salary of at least $60,000 per year and annual payments equal to 25% of Net Income of the acquired company, as defined. Under the agreements, the Executives have agreed during the term of the agreements and for a period of two years following the Date of Termination not to compete or interfere with the Company’s business.

In December 2009 and January 2010, the Company, Equisol, and XIOM executed three employment agreements with the three chief executive officers of EIHC, Equisol, and XIOM, respectively.

The agreement with EIHC’s chief executive officer has a term of two years and provides for a base salary of $175,000 per year, annual stock grants equal to $100,000, a fixed bonus of no less than $175,000 per year, and two fully vested exercisable stock options to purchase 10% of the then issued and outstanding common stock of the Company on each of the two dates that the Company attains annual revenues of $20,000,000 and $30,000,000 (at an exercise price equal to the market price on the date of the grant). The agreement provides for fringe benefits such as Company paid life insurance and 401(K) plan participation. It also contains provisions related to termination of the executive, whom may be entitled to a cash payment over 24 months equal to twice his base pay under certain circumstances.

The agreement with Equisol’s chief executive officer has a term of three years and provides for a base salary of $100,000 per year and annual stock grants equal to $50,000. The agreement also provides for certain fringe benefits.

The agreement with XIOM’s chief executive officer has a term of three years and provides for a base salary of $120,000 per year, annual stock grants equal to $30,000, a bonus of no less than 1% of XIOM’s net income per year, and signing grants of 250,000 stock options (to vest 20% per year of service), and 500,000 additional stock options (to vest 20% each year that XIOM gross revenues exceed $10,000,000). The agreement also provides for certain fringe benefits. It also contains provisions related to termination of the executive, whom may be entitled to receive a quarter of his base compensation under certain circumstances.

LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are parties to legal proceedings that arise in the normal course of business. We accrue for these items as losses because probable and can be reasonably estimated. While the outcome of these proceedings cannot be predicted with certainty, management believes that the outcome will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

14) GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements as of December 31, 2009, the Company has a total Stockholders’ Deficit of $3,252,204 and negative working capital of $3,583,933. Additionally, the Company incurred a Net Loss of $7,692,543 for the year ended December 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company will continue seeking to raise money through a series of equity and debt transactions in 2010.

15) DISCONTINUED OPERATION

As described in Note 1, Equisol spun off its one of its subsidiaries to Equisol’s members prior to the merger with EIHC on December 7, 2009. Accordingly, this operation has been presented as a discontinued operation in the accompanying consolidated financial statements for the period January 1, 2008 to December 7, 2009.

For the years ended December 31, 2009 and 2008, income (loss) from discontinued operation consisted of:

	2009	2008
Revenues	$1,689,001	$1,984,457
Cost of revenues	(841,208)	(983,325)
Gross profit	847,793	1,001,132
Selling, general and administrative expenses	(851,685)	(890,257)
Operating income	(3,892)	110,875
Interest expense	(1,364)	(25,466)
Income (loss) before income tax provision	(5,256)	85,409
Income tax provision	-	1,900
Income (loss) from discontinued operation	$(5,256)	$87,309

The assets and liabilities of the company spun off at December 7, 2009 (date of spinoff) and December 31, 2008 consisted of:

	December 7,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$18,947	$16,541
Accounts receivable, net	538,358	422,717
Inventory	15,972	15,972
Prepaid expenses and other current assets	5,098	15,199
Total current assets	578,375	470,429
Property and equipment, net	3,259	4,711
Intangible assets, net	32,666	35,333
Total assets	$614,300	$510,473

Liabilities
Current portion of debt	$7,500	$156,667
Accounts payable	257,855	134,722
Accrued expenses	23,407	38,290
Total liabilities	$288,762	$329,679

Net Assets	$325,538	$180,794

Net assets of the company spun off changed from December 31, 2008 to December 7, 2009 as follows:

Net assets, December 31, 2008	$180,794
Transfer of debt to Equisol simultaneous with
conversion of debt into 483,688 shares of
EIHC common stock on December 7, 2009 (note 10)	150,000
Net loss	(5,256)
Net assets, December 7, 2009	$325,538

16) BUSINESS SEGMENTS AND MAJOR CUSTOMERS

EIHC is a holding company that operates through its wholly owned subsidiaries. The Company operates in two business segments: (1) water treatment systems equipment sales and services (conducted through Equisol) and (2) thermal spray coating systems equipment (conducted through XIOM since December 7, 2009).

Summarized financial information by business segment for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Revenues:
Water treatment systems equipment sales and services	$4,613,191	$6,236,258
Thermal spray coating systems equipment	43,150	–
Total	$4,656,341	$6,236,258

Operating Loss:
Water treatment systems equipment sales and services	$(569,948)	$(62,112)
Thermal spray coating systems equipment	(23,802)	–
Total	$(593,750)	$(62,112)

Identifiable Assets:
Water treatment systems equipment sales and services	$911,686	$1,764,677
Thermal spray coating systems equipment	549,227	–
EIHC	234,238	–
Total	$1,695,151	$1,764,677

Capital Expenditures:
Water treatment systems equipment sales and services	$-	$12,107
Thermal spray coating systems equipment	-	-
Total	$-	$12,107

Depreciation and Amortization:
Water treatment systems equipment sales and services	$33,074	$20,801
Thermal spray coatings systems equipment	2,443	-
Total	$35,517	$20,801

The thermal spray coatings systems equipment business segment represents the results for XIOM since December 7, 2009 (date of the reverse merger).

Substantially all revenues for the years ended December 31, 2009 and 2008 were derived from customers located in the United States.

In 2008, one customer accounted for 10% of net sales of the water treatment systems equipment sales and services business segment.

17) SUBSEQUENT EVENTS

Effective January 15, 2010, the Company issued 244,444 shares of its common stock to the daughter of the former chief executive officer of XIOM (to October 31, 2009) pursuant to a cashless exercise of 300,000 stock options which had been granted to her in May 2009.

Effective February 17, 2010, the Company issued 211,765 shares of its common stock to a former consultant to XIOM pursuant to a cashless exercise of 300,000 stock options which had been granted to him in May 2009.

On March 30, 2010, the Company issued 250,000 shares of its common stock to the former chief executive of XIOM (to October 31, 2009) for services rendered.

On September 18, 2010 the Company issued a total of 2,523,886 shares of its common stock to

	SHARES	FAIR VALUE

Consultants for services rendered	400,000	$50,500
Executives pursuant to employment
Agreements (See Note 13)	2,123,886	129,838

	2,523,886	$180,338

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”).  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements.  Our internal control over financial reporting is supported by a program of reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Business Conduct adopted by our Company’s Board of Directors, applicable to all Company Directors and all officers and employees of our Company and subsidiaries.Our internal control over financial reporting includes those policies and procedures that:

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

Management, including our then principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008.  In making this assessment, management used the criteria set forth by [the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment as further discussed in the following paragraph, management believes that the Company maintained ineffective internal control over financial reporting as of September 30, 2008, December 31, 2008, and December 31, 2009.

Current management and the officers of the Company concluded, based upon extensive restatements of the consolidated financial statements for both the year ended December 31, 2009 and 2008 upon completion of audits by PCAOB Registered independent auditor,  that our disclosure controls and procedures needed improvement and were ineffective to ensure that information required to be disclosed by our company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.  Additionally, management and the chief executive officer/chief financial officer concluded that our company's disclosure controls and procedures needed improvement to ensure that the information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management and its chief executive officer/chief financial officer to allow timely decisions about required disclosure.

As a result, during the quarter ended December 31, 2008, and subsequent to December 31, 2009, we instituted additional levels of review and have retained the services of additional financial professionals with the requisite background and experience that will coordinate and be responsible for our disclosure controls and procedures.

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

Item 9b.    OTHER INFORMATION

None

Part III

Item 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

The directors and officers of the Company are listed below with information about their respective backgrounds.  Each Director is elected to serve a one year term, until the next annual meeting of the shareholders or until their successor is elected (or appointed) and qualified.

Effective as of December 7, 2009, the following individuals were elected to the Board of Directors of the Company:

Name	Age	Position
Michael D. Parrish	46	Chairman of the Board of Directors/CEO, President
Gregory N. Moore	59	Director and Chairman of the Audit Committee of the Board of Directors
Andrew B. Mazzone	68	Director
James W. Zimbler	44	Secretary/Director
Kurt M. Given	45	Treasurer/Director

Mr. Mazzone resigned as a director on February 26, 2010 and was replaced by James K. Weber, the president of the Company’s XIOM subsidiary.

Mr. Zimbler resigned as a director on June 17, 2010.

Mr. Moore resigned as a director on September 2, 2010

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

Item 11. EXECUTIVE COMPENSATION

For the three months ended December 31, 2009, the Officers/Directors have not been compensated.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael D.	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Parrish, President,
Chairman & CEO	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

James K. Weber,	2009	-0-
President, XIOM
Corp.	2008	-0-

Kurt M. Given,	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, Equisol
LLC	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

The following table details options granted to each executive officer in the last fiscal year ended September 30, 2009:

Outstanding Equity Awards at Fiscal Year-End

OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of September 21, 2010 with respect to the beneficial ownership of the 46,946,195 outstanding shares of the Company's Common Stock by (i) each person known by the Company to beneficially own five percent or more of the outstanding shares; (ii) the Company's officers and directors; and (iii) the Company's officers and directors as a group.  A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days

		Percentage of
Identity of Shareholder	Number of Shares	Beneficial Ownership

Michael D. Parrish	10,572,833	22.52%
200 Barr Harbor Drive, Ste 400
West Conshohocken, PA 19428
Chairman and CEO

Kurt M. Given (2)	6,521,116	13.89%
200 Barr Harbor Drive, Ste 400
West Conshohocken, PA 19428
Executive VP and Director

James K. Weber	347,461	*
114 N. Clinton Avenue
Bay Shore, NY 11706
Director

Martin Hodus, Shareholder	2,525,000	5.38%
271-19E Grand Central Parkway
Floral Park, NY 11005
____________________________
Anderw B.Mazzone (3)	1,413,832	*
513 Dryden Street
Westbury, New York 11590-4408
Former President of Xiom, Inc.

All Officers and Directors as	17,441,410	37.15%
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

(2)	Including 483,688 owned by a member of his family
(3)	Including 430,277 owned by a member of his family

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions Between Us and Our Affiliates

Director Independence

One of our current directors, Mr. Gregory Moore, is considered to be independent at this time.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Michael T. Studer, CPA, P.C. as our independent accountants, audited our financial statements for the year ending December 31, 2009 and for the predecessor company for the year ended September 30, 2009, and performed reviews of our financial statements included in our Forms 10-Q during our fiscal year ended September 30, 2009.

Audit Fees: The aggregate fees billed byMichael T. Studer, CPA, P.C. during the fiscal years ended September 30, 2009 and 2008 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-Q were $27,500 and $32,500, respectively.For the fiscal years ended December 31, 2009 and 2008, we were billed $60,000 in fees for the audit of our financial statements.

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

(1)      Filed herewith.

Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, XIOM CORP. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on September 23, 2010.

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.

By:	/s/ Michael D. Parrish
Michael D. Parrish, President,Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated:

Signature	Title	Date

/s/ Michael D. Parrish	President, Principal	September 23, 2010
Michael D. Parrish	Executiveand Accounting Officer and
Director

/s/ James K. Weber	Director	September 23, 2010
James K. Weber

/s/ Kurt M. Given	Director	September 23, 2010
Kurt M. Given