Form 10-Q/A
period 2010-03-31
Environmental Infrastructure Holdings Corp
filed 2010-09-24
CIK 1160479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Amendment No. 1 to
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐      NO ☒

Number of shares of Environmental Infrastructure Holdings Corp.. Common Stock, $.001 par value, outstanding as of Sept 21, 2010:  46,946,195

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.

Form 10-Q

Table of Contents

Part I – FINANCIAL INFORMATION

Item 1. – Financial Statements
Environmental Infrastructure Holdings Corp.
Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$17,593	$246,725
Accounts Receivable, net of allowance for doubtful accounts of $270,000 and $245,000, respectively	383,061	486,860
Inventory	337,159	351,488
Prepaid expenses and other current assets	26,969	32,728
Total Current Assets	764,782	1,117,801

Property and equipment, net of accumulated depreciation and amortization	166,089	174,739
Other Assets
Intangible assets, net of accumulated amortization and impairment allowances	291,815	289,315
Retainage receivable	51,851	51,851
Investment in and advances to publicly traded investee, net	50,000	50,000
Security deposits	11,445	11,445
Total Other Assets	405,111	402,611

Total Assets	$1,335,982	$1,695,151

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Current portion of debt	$2,635,303	$2,830,789
Accounts payable	919,424	873,883
Accrued expenses	265,638	351,710
Accrued compensation	150,000	150,000
Accrued interest	628,328	495,352
Total Current Liabilities	4,598,693	4,701,734

Long Term Portion of Debt	233,987	245,621

Total Liabilities	4,832,680	4,947,355

Stockholders' Deficit
Common Stock, $.0001 par value; authorized
50,000,000 shares:
Issued and outstanding 44,422,309 and
41,811,100 shares, respectively	4,442	4,181
Committed to be issued 8,548,324 and
9,609,942 shares, respectively	855	961
Additional paid in capital	5,593,480	5,345,807
Accumulated deficit	(9,095,475)	(8,603,153)
Total Stockholders' Deficit	(3,496,698)	(3,252,204)
Total Liabilities and Stockholders' Deficit	$1,335,982	$1,695,151

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp
Consolidated Statements of Operations
For the Three Months  Ended March 31,
(Unaudited)

	2010	2009

Revenues	$838,472	$1,460,485

Cost of Revenues	481,622	1,150,383

Gross Profit	356,850	310,102

Operating Expenses
Selling, General & Administrative Expenses	709,098	461,373
Operating Income (Loss)	(352,248)	(151,271)

Other Income (Expense)
Interest Expense	(140,214)	(22,681)
Interest Income	140	12
Total Other (Expense) Income	(140,074)	(22,669)
		-
Loss from Continuing Operations before Income Tax Provision	(492,322)	(173,940)

Income tax provision	-	6,990

Loss from Continuing Operations	(492,322)	(180,930)

Income from Discontinued Operations, net of tax	-	(21,395)

Net Loss	$(492,322)	$(202,325)

Loss per common share, basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	-	(0.00)
Net Loss	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	51,770,800	26,164,947

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp
Statements of Stockholders' Equity
For the Year Ended December 31, 2009 and for the Three Months Ended March 31, 2010 (Unaudited)

	Common Stock, $.0001 Par Value
	Issued Shares		Shares Committed to be Issued
	Shares	Par Value	Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2008	18,080,005	$1,808	8,084,942	$808	$144,590	$(587,320)	$(440,114)

Conversion of convertible note to common stock on December 7, 2009	483,688	48	-	-	149,952	-	150,000

Spinoff of subsidiary to members of Equisol on December 7, 2009	-	-	-	-	(144,477)	(181,061)	(325,538)
	18,563,693	1,856	8,084,942	808
Shares retained by EIHC (formerly XIOM Corp) shareholders in reverse merger with Equisol, LLC on December 7, 2009	23,247,407	2,325	1,125,000	113	5,135,432	-	5,137,870

Sales of additional shares from December 7, 2009 to December 31, 2009 under private placement which commenced prior to the reverse merger with Equisol on December 7, 2009, net of offering costs of $39,650	-	-	400,000	40	60,310	-	60,350

Net loss for year ended December 31, 2009	-	-	-	-	-	(7,834,772)	(7,834,772)

Balance, December 31, 2009	41,811,100	4,181	9,609,942	961	5,345,807	(8,603,153)	(3,252,204)

Issuance of shares committed to be issued to parties at December 31, 2009	1,525,000	152	(1,525,000)	(152)	-	-	-

Sales of shares under private placement, net of offering costs of $10	380,000	38	60,000	6	109,946	-	109,990

Exercise of stock options pursuant to cashless exercise provisions	456,209	46	-	-	(46)	-	-

Issuance of shares and shares committed to be issued for services rendered	250,000	25	403,382	40	137,773	-	137,838

Net loss for three months ended March 31, 2010	-	-	-	-	-	(492,322)	(492,322)

Balance, March 31, 2010	44,422,309	$4,442	8,548,324	$855	$5,593,480	$(9,095,475)	$(3,496,698)

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(Unaudited)

	2010	2009

Cash Flow from Operating Activities
Net Loss	$(492,322)	$(202,325)
Adjustments to reconcile net loss to cash used in operating activities
Provision for doubtful accounts	25,000	-
Depreciation and amortization	10,150	790
Issuance of shares and shares committed to be issued for services rendered	137,838	-
Amortization of debt discount	1,487	-
Net change in operating assets and liabilities
Accounts Receivable	78,799	(145,276)
Inventory	14,329	48,961
Prepaid expenses and other current assets	5,759	(122,282)
Assets and liabilities of subsidiary spinoff on December 7, 2009	-	34,365
Accounts payable	45,541	351,836
Accrued expenses	(86,072)	37,091
Accrued Interest	132,976	-
Net cash provided by (used in) operating activities	(126,515)	3,160

Cash Flow from Investing Activities
Proceeds from disposal of property and equipment	-	6,788
Intangible assets additions	(4,000)	-
Net cash provided by (used in) investing activities	(4,000)	6,788

Cash Flow from Financing Activities
Decreases in debt, net	(208,607)	(16,419)
Proceeds from private offering of stock, net of offering costs	109,990	-
Net cash provided by (used in) financing activities	(98,617)	(16,419)

Increase (decrease) in cash and cash equivalents	(229,132)	(6,471)
Cash and cash equivalents, beginning of period	246,725	19,612
Cash and cash equivalents, end of period	$17,593	$13,141

Supplemental disclosures of cash flow information:
Interest paid	$7,238	$22,681
Income taxes paid	$-	$6,990

See accompanying notes to consolidated financial statements.

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010
(Unaudited)

1.  ENTITY AND ORGANIZATION

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

On December 7, 2009, EIHC acquired Equisol, LLC (“Equisol”), a Pennsylvania limited liability company established on April 25, 2003. EIHC is the product of a reorganization as a holding company structure whereby the operating company XIOM became a direct wholly owned subsidiary of the Company. EIHC issued 18,563,693 shares to the owners of Equisol and committed to issue 8,084,942 additional shares so that the former owners of Equisol would own 40% of the fully diluted shares of EIHC. Because outstanding shares were 24,372,407 at the time of the acquisition, the sellers received the equivalent of 52% of the outstanding shares of EIHC. In addition, most of the board members and management of EIHC resigned at the time of the acquisition. Accordingly, the acquisition was accounted for as a reverse merger of EIHC into Equisol. Results of operations prior to the merger presented in these financial statements are those of Equisol. Equisol’s equity prior to the merger has been retroactively restated for the equivalent number of shares received in the merger. As part of the merger agreement, Equisol spun off to its members its wholly-owned PDIR subsidiary as of December 7, 2009. As a result, this subsidiary has been accounted for as a discontinued operation in the comparative financial statements. Also, in connection with the merger, the Company’s fiscal year end was changed from September 30 to December 31.

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

Interim Financial Statements

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q.  These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations.  The accompanying consolidated financial statements at March 31, 2010 and for the three-month periods ended March 31, 2010 and 2009 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated balance sheet as of December 31, 2009, is derived from statements included in the Company’s Form 10-K filed with the SEC on September 24, 2010. The consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements in that Form 10-K. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2.  ACCOUNTING POLICIES

Principles of Consolidation

The consolidated balance sheets at March 31, 2010 include the accounts of EIHC and its wholly-owned subsidiaries Equisol (including Equisol’s Gulf States subsidiary) and XIOM Corp.. The consolidated statements of operations and cash flows for the three months ended March 31, 2010 include the accounts of EIHC, Equisol, and XIOM.  The consolidated statements of operations and cash flows for the three months ended March 31, 2009 include the accounts of Equisol and the discontinued operation. All significant intercompany balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements

As of March 31, 2010, the FASB has issued Accounting Standards Updates (ASU) through No. 2010-11. None of the ASUs have had a material impact on the Company’s financial statements.

In April, 2010, the FASB issued ASUs No. 2010-12 through 2010-18. In May, 2010, the FASB issued ASU No. 2009-19. The Company is currently evaluating the effect of these standards updates on its financial position and results of operations.

Loss per Share

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

Basic EPS is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS gives effect to all potentially dilutive common shares during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. For the three months ended March 31, 2010 and 2009, the diluted loss per common share calculation excluded the following potentially dilutive securities:

	Common Shares Equivalent
	Three Months Ended March 31,
	2010	2009
Convertible notes payable (see Note 9)	2,964,008	483,688
Stock options (see Note 11)	5,586,500	-
Common stock purchase warrants (see Note 11)	3,653,916	-
Total	12,204,424	483,688

Reclassifications

Certain prior period amounts have been reclassified to current period presentation.

3.  ACQUISITION OF EIHC

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

The estimated fair values of the identifiable net assets of EIHC (and XIOM) at December 7, 2009 (date of acquisition) consisted of:

Cash and cash equivalents, including $268,975 held in escrow from XIOM private placement offering	$348,028
Accounts receivable
(net of allowance for doubtful accounts of $85,000)	17,614
Stock subscription receivable (collected December 8, 2009)	204,975
Inventory	178,584
Prepaid expenses and other current assets	22,562
Property and equipment, net	167,263
Patents	2,400
Retainage receivable	51,851
Investment in and advances to investee	50,000
Security deposits	11,445

Total assets	1,054,722

Current portion of debt	1,819,311
Accounts payable	416,783
Accrued expenses	276,107
Accrued compensation	150,000
Accrued interest	373,426

Total liabilities	3,035,627

Identifiable net assets	$(1,980,905)

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

The following pro forma information summarizes the results of operations for the three months ended March 31, 2009 as if the acquisition occurred at December 31, 2008. The pro forma information is not necessarily indicative of the results that would have been reported had the transaction actually occurred on December 31, 2008, nor is it intended to project results of operations for any future period.

Pro Forma
Revenues	$1,757,893
Cost of Revenues	1,310,857
Gross profit	447,036
Selling, general and administrative expenses	1,096,499
Operating loss	(649,463)
Interest expense, net	(112,733)
Loss from continuing operations before income tax provision	(762,196)
Income tax provision	(6,990)
Loss from continuing operations	(769,186)
Income from discontinued operations, net of income tax	(21,395)
Net loss	$(790,581)
Diluted loss per common share	$(0.02)

4.  INVENTORY

Inventory consisted of the following as of March 31, 2010 and December 31, 2009:

	2010	2009
Parts and supplies	249,594	267,775
Coating powders	68,653	77,204
Finished goods	18,912	6,509
Total Inventory	337,159	351,488

5.  PROPERTY AND EQUIPMENT

Property and equipment, net,  consisted of the following as of March 31, 2010 and December 31, 2009:

	Useful
	Life-
	Years	2010	2009
Machinery and equipment	5-10	181,596	181,596
Vehicles	3-5	56,998	56,998
Office equipment	3-5	24,642	24,642
Furniture and fixtures	5-7	17,952	17,952
Computer Software	5-7	27,861	27,861
Leasehold improvements	5-31.5	112,455	112,455
		421,504	421,504
Less accumulated depreciation and amortization		(255,415)	(246,765)

Net property and equipment		166,089	174,739

Depreciation and amortization of property and equipment for the three months ended March 31, 2010 and 2009 was $8,650 and $790, respectively.

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, net, consisted of the following as of March 31, 2010 and December 31, 2009:

	2010	2009
Goodwill:
Acquisition of EIHC (formerly XIOM) on December 7, 2009	$7,099,110	$7,099,110
Impairment recognized on acquisition of EIHC (formerly XIOM)	$(7,099,110)	$(7,099,110)
Net	-	-

Acquisition of Gulf States Chlorinator & Pump Inc. on March 1, 2006	237,464	237,464

Other Intangible Assets:
Trade name and customer accounts:
Acquisition of intangible assets of Kerrigan
Dupree, Inc. on April 17, 2007	60,000	60,000
Accumulated amortization	(17,500)	(16,000)
Net	42,500	44,000
Patent costs:
XIOM Corp. thermal spray technology	11,851	7,851
Accumulated amortization	-	-
Net	11,851	7,851

Intangible assets, net	$291,815	$289,315

Goodwill is not amortized but is reviewed for impairment at least annually. The trade name and customer accounts and the patent costs are amortized over their estimated economic lives of 10 years. Expected future amortization of intangible assets for the years ending March 31, 2011, 2012, 2013, 2014, and 2015 is $7,185.

7.  RETAINAGE RECEIVABLE

Retainage receivable represents the cumulative amount held-back by the customer from each percentage-of-completion billing pursuant to long-term contracts. Such amounts are payable to the Company upon the completion of each contract and final customer approval.

8.  INVESTMENT IN AND ADVANCES TO PUBLICLY TRADED INVESTEE

Investment in and advances to publicly traded investee, net, consisted of the following as of March 31, 2010 and December 31, 2009:

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

At December 31, 2009, XIOM owned 451,193 (as adjusted for the 1 for 100 reverse stock split on May 19, 2010) shares of common stock of EMWW, or 21% of the 2,145,094 post reverse stock split shares of EMWW common stock issued and outstanding.  At December 31, 2009, EMWW had a stockholders’ deficit of $1,326,930 and a closing stock price of $1.80 per share (as adjusted for the 1 for 100 reverse stock split on May 19, 2010). It incurred a net loss for the year ended December 31, 2009 of $966,788, and had cumulative losses of $1,817,353 at that date. At December 31, 2009, accounts receivable includes $19,501 due from EMWW.

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

9.  DEBT

Debt consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Equisol:
Due bank under revolving line of credit, interest at prime rate plus 1%, due in May, 2010 pursuant to annual ‘clean-up” provision, secured by  Equisol assets, right of offset and personal guaranties of  two officers of the Company and their spouses. The balance owing of $400,000 under this line of credit was substantially satisfied by cash advances received by it in August 2010 from the Company’s spun-off PDIR/ Penn-Del subsidiary for which Equisol executed a $400,000 promissory note in favor of PDIR LLC due in 4 equal annual installments of $100,000 plus accrued interest thereon at a rate of 8% per annum (overdue principal at 12% per annum). The Equisol promissory note executed in favor of PDIR is secured by all the assets of Equisol, which total $177,168 at March 31, 2010 (the most recent date for which such information is available at the date of issuance of these financial statements).
	$391,611	$400,000

Due another bank under E&I revolving line of credit,  interest at 6.05% (default rate of 18%) due June 29, 2010, secured by accounts receivable of E&I ($0 at March 31, 2010 ) and by a right of setoff related to cash held at this bank. At March 31, 2010, this bank held personal guaranties of the former owners of E&I; On February 25, 2010, the remaining balance due under this line of credit was paid down to $0 by the Company.  However, the former owners of E&I have retained borrowing authority under the line of credit and new borrowings have continued to occur since that date. To the date of the financial statements, known borrowings under the line of credit in E & I’s name have been $29,000, the proceeds of which were used to satisfy the $46,852 listed below in this table as due to the former owners at December 31, 2009, in a similar self-reimbursement to that of approximately $70,000 made by them from the line in 2008. In March 2010, the former owners also reimbursed themselves $8,200, of which $3,496 was applied to reduce the amount due them by the Company and $4,704 represented expenses paid claimed by them as reimburseable Company expense. Legal counsel to the Company is not aware of, nor has Company management advised them, of any formal litigation that has been commenced by the former owners or of claims made against the Company, if any, by the former owners or related matters of financial consequence arising out of day to day operations of E&I prior to its cessation in 2010.  The Company believes its financial exposures concerning the former owners is likely limited to the extent of the remainder due of the $46,852. Management of the Company has indicated it is legally dissolving E&I which has already merged out of existence for income tax purposes.
	21,724	150,000

Convertible debt due related parties and others, interest at 8%, due January 2007 through October 2010, secured by all Equisol assets under a lien junior to that of the $400,000 bank line of credit loan, convertible into Equisol membership units (net of unamortized discounts of $2,282 and $3,769, respectively).	167,488	214,254

Loan payable to chief executive officer of the Company, interest at 8%, due on demand .	145,581	145,581

Loan payable to former owners of E & I, interest at 0%, due on demand. (see the related discussion above in this table related to the balance due of $150,000 at December 31, 2009 under the revolving line of credit with another bank).	21,633	46,852

Gulf States:
SBA guaranteed loan payable to financial institution, interest at prime rate plus 2.75%, due in monthly installments of principal and interest of $5,000 with balance due on May 31, 2016, secured by guaranties of Equisol, and two officers of the Company, certain personal property, and certain real property owned by two officers of the Company. The loan requires, among other things, prior lender written consent concerning transfer or disposal of Company assets, payment of distributions, or changes in ownership structure during the period the loan is outstanding	277,953	289,446

Vehicle loans	1,505	2,259

EIHC:
Loan payable to financial institution for insurance premium financing, interest at 10.6%, due in 7 monthly installments of principal and interest of $1,311 from March 2010 to September 2010	8,707	8,707

XIOM:
Convertible notes sold to investors in 2007, interest at 7% (default rate of 15%), originally due April 2012 (but acceleratable since required Registration Statement was not declared effective by June 2008, one year from the final closing date of the related private offering), convertible at a conversion price of $1.50 per share (a)	940,000	940,000

Convertible note sold to investor in April 2008, interest at 7%, due March 2010, convertible at a conversion price of $1.50 per share – in technical default	500,000	500,000

Convertible notes sold to investors from June 2009 to August 2009, interest at 100%, due from December 2009 to February 2010, convertible at a conversion price equal to 75% of the 30 day moving average of the closing price of the Company’s common stock immediately prior to such conversion – in technical default	350,000	350,000

Loan payable to former Chief Executive Officer of XIOM, interest at 0%, due on demand	43,088	29,310

Total	2,869,290	3,076,410

Less current portion of debt	(2,635,303)	(2,830,789)

Long term portion of debt	$233,987	$245,621

(a) In December 2009, XIOM received a notice from holders of $820,000 of the convertible notes sold to investors in 2007 indicating that XIOM was in default and demanding payment of the face amount and all accrued and unpaid interest.

Maturities of the debt as of March 31, 2010 for the next five years and thereafter are as follows:

Year ending March 31,

2011	$2,635,303
2012	46,537
2013	49,398
2014	52,445
2015	55,680
Thereafter	29,927
Total	$2,869,290

Accrued interest on debt consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009
XIOM convertible notes	$536,554	$407,013
Equisol loan payable to chief executive officer
Of the Company	66,269	66,269
Equisol convertible debt	25,505	22,070
Total	$628,328	$495,352

Interest expense incurred for the three months ended March 31, 2010 and 2009 is summarized as follows:

	2010	2009
Equisol	$6,212	$16,602
Gulf States	4,246	6,079
XIOM convertible notes	129,756	-
Total	$140,214	$22,681

As previously disclosed, the Company’s XIOM subsidiary received a letter on December 22, 2009 from certain of its noteholders notifying of an Event of Default and demanding repayment in full, along with accrued and unpaid interest. XIOM does not have sufficient funds to repay the notes, and it is the position of management that EIHC is not responsible for the debt. Discussions with the noteholders for a resolution are continuing.

10.  COMMON STOCK

As described in Note 1, the acquisition of Equisol on December 7, 2009 was accounted for as a reverse merger of EIHC into Equisol. Accordingly, the accompanying financial statements reflect issued shares and shares committed to be issued at December 31, 2009 and prior to the reverse merger based on the number of shares issued (18,563,693 shares) and committed to be issued (8,084,942 shares), or 26,648,635 shares total, to Equisol members on December 7, 2009 pursuant to the reverse merger and exclude EIHC (formerly XIOM Corp.) equity transactions prior to the reverse merger on December 7, 2009. The fair value of the issued shares (23,247,407 shares) and shares committed to be issued (1,125,000 shares), or 24,372,407 shares total, relating to the shares retained by EIHC (formerly XIOM Corp.) shareholders pursuant to the reverse merger on December 7, 2009 has been reflected as consideration for the reverse purchase of XIOM at December 7, 2009 (see Note 3).

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

(b) On October 15, 2009, XIOM commenced a private placement whereby it planned to sell a minimum of $250,000 and a maximum of $2,000,000 of its $.0001 Par Value Common Stock to accredited investors at a subscription price of $0.25 per unit, which unit included one share of common stock and one warrant to purchase its common stock at $.75 per share. Under the offering, the warrants to purchase common stock are callable if the trading price of the shares close at a price of $1.50 per share for 30 consecutive days. Prior to December 7, 2009, proceeds of $275,000 from subscribers were deposited into escrow, representing 1,100,000 shares issuable under the offering. From December 7, 2009 to December 31, 2009, another $100,000 was deposited into escrow, representing 400,000 shares issuable under the offering. Subsequent to December 31, 2009, $110,000 was deposited into escrow from subscribers, representing 440,000 shares issuable under the offering.

Below is a summary of the private placement made by XIOM coincident to the reverse merger:

Date deposited into Escrow	Shares of Common Stock Sold at $0.25 per share	Gross Proceeds of the Offering	Offering Costs	Net Proceeds

Prior to December 7, 2009	1,100,000	$275,000	$6,025	$268,975

From December 7, 2009 to December 31, 2009	400,000	100,000	39,650	60,350

Through December 31, 2009	1,500,000	375,000	45,675	329,325

January 1, 2010 to February 18, 2010	440,000	110,000	10	109,990

Total	1,940,000	$485,000	$45,685	$439,315

For the period December 7, 2009 to December 31, 2009, proceeds from XIOM private placement offerings, net of offering costs, consisted of:

Shares sold at $0.20 per shares to a convertible note holder of XIOM	$204,975
Shares sold at $0.25 per share in private placement	60,350
Total	$265,325

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

Effective January 15, 2010, the Company committed to issue 150,000 shares of its common stock (issued September 15, 2010) to a consultant for services rendered.  The $40,500 fair value of the shares was included in selling, general and administrative expenses in the three months ended March 31, 2010.

Effective February 17, 2010, the Company issued 211,765 shares of its common stock to a former consultant to XIOM pursuant to a cashless exercise of 300,000 stock options which had been granted to him in May 2009.

On March 30, 2010, the Company issued 250,000 shares of its common stock to the former chief executive of XIOM (to October 31, 2009) for services rendered.  The $42,500 fair value of the shares was included in selling, general and administrative expenses in the three months ended March 31, 2010.

Effective January 31, 2010, February 28, 2010, and March 31, 2010, the Company committed to issue a total of 253,382 shares of its common stock (issued September 15, 2010) pursuant to the three employment agreements discussed in Note 13.  The $54,838 fair value of the shares was included in selling, general and administrative expenses in the three months ended March 31, 2010.

Of the 8,548,324 shares committed to be issued at March 31, 2010, 403,382 shares were issued in September 2010. The remaining 8,144,942 shares committed to be issued will be issued once the Company increases its authorized number of shares of common stock.

11.  STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock option and warrant activity for the year ended December 31, 2009 and the three months ended March 31, 2010 follows:

	Common Shares Equivalent
	Stock Options	Warrants
Outstanding at December 31, 2008	-	-

Prior XIOM grants honored in connection with reverse
Merger with Equisol on December 7, 2009	6,186,500	3,253,916
Granted and issued (see Note 10)	-	400,000
Exercised (see Note 10)	-	-
Forfeited/ expired/ cancelled (see Note 10)	-	-
Outstanding at December 31, 2009	6,186,500	3,653,916

Granted and issued (see Note 10)	-	-
Exercised (see Note 10)	(456,209)	-
Forfeited/ expired/ cancelled (see Note 10)	(143,791)	-

Outstanding at March 31, 2010	5,586,500	3,653,916

Stock options outstanding at March 31, 2010 follow:

Granted in Year Ended	Number Outstanding	Exercise	Expiration
December 31,	and Exercisable	Price	Date
2005	67,500	$0.25	September 30, 2010
2006	214,000	$0.50	February 28. 2011
2006	350,000	$0.58	October 14, 2011
2007	250,000	$0.42	July 5, 2012
2007	300,000	$0.42	August 14, 2012
2007	30,000	$1.25	August 30, 2012
2007	525,000	$0.50	October 15, 2012
2008	300,000	$1.05	February 19, 2013
2008	500,000	$0.42	February 29, 2013
2009	1,500,000	$0.25	February 27, 2014
2009	750,000	$0.50	March 23, 2014
2009	500,000	$0.75	March 23, 2014
2009	300,000	$0.05	May 26, 2014

Total	5,586,500

Warrants outstanding at March 31, 2010 follow:

Issued in Year Ended	Number Outstanding	Exercise	Expiration
December 31,	and Exercisable	Price	Date

2007	666,666	$2.00	June 2012
2007	666,666	$2.50	June 2012
2007	154,667	$1.00	June 2012
2007	154,667	$1.25	June 2012
2008	250,000	$1.50	March 2013
2008	250,000	$1.80	March 2013
2008	6,250	$2.00	March 2013
2008	5,000	$2.50	March 2013
2009	1,100,000	$0.75	December 31, 2012
2009	400,000	$0.75	December 31, 2012

Total	3,653,916

12.  INCOME TAXES

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

For the three months ended March 31, 2010 and 2009, the income tax provision consisted of:

	2010	2009
GSCP - Federal income tax	$-	$5,524
GSCP – State income tax	-	1,466
Equisol – State income tax	-	-
Total	$-	$6,990

For the three months ended March 31, 2010 and 2009, the income tax provision differed from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) from continuing operations before income tax provision. The sources of the difference follow:

	2010	2009
Expected tax at 35%	$(172,313)	$(60,879)
Nondeductible stock-based compensation	48,243	-
Tax effect of Equisol taxation as a partnership	21,600	66,010
Change in EIHC and XIOM valuation allowance	102,470	393
State income tax	-	1,466
Actual income tax provision	$-	$6,990

As of March 31, 2010 and December 31, 2009, EIHC and XIOM had net operating loss carryforwards of approximately $6,293,000 and $6,000,000, respectively, which expire at various dates through 2030.

Changes in the ownership of EIHC and XIOM that have occurred in the past or that could occur in the future may limit the future utilization of these net operating loss carryforwards pursuant to federal and state tax statutes and regulations.  The amount of such limitations, if any, have not been quantified by the Company.

At March 31, 2010 and December 31, 2009, the Company maintained a full valuation allowance against the gross deferred tax asset arising from the net operating carry forwards because, in management’s opinion at this time, it is more likely than not, such benefits will not be realized during the respective carryforward periods.

At March 31, 2010 and December 31, 2009, the net deferred tax asset consists of:

	2010	2009
Deferred tax asset relating to net operating loss carry forwards of EIHC and Xiom	$2,202,470	$2,100,000

Valuation Allowance	(2,202,470)	(2,100,000)

Deferred tax asset, net	$-	$-

13.  COMMITMENTS AND CONTINGENCIES

LEASES

The Company’s subsidiaries lease office, manufacturing and warehouse space pursuant to various leases. Rent expense for the three months ended March 31, 2010 and 2009 was approximately $38,092 and $25,910, respectively.

On January 13, 2010, GSCP executed a lease agreement for office and warehouse space in Baton Rouge, Louisiana for a term of five years from February 1, 2010 to January 31, 2015 at a base rent of $1,950 per month. Under the lease agreement, GSCP has an option to renew the lease for two additional terms of three years each at base rent plus 4% increases per year.

At March 31, 2010, the minimum payments under operating leases for the next five years and thereafter are as follows:

Year ending March 31,

2011	$23,400
2012	23,400
2013	23,400
2014	23,400
2015	19,500
Thereafter	-
TOTAL	$113,100

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

14.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the financial statements as of March 31, 2010, the Company has a total Stockholders’ Deficit of $3,496,698 and negative working capital of $3,833,911. Additionally, the Company incurred a Net Loss of $492,322 for the three months ended March 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

15.  DISCONTINUED OPERATION

As described in Note 1, Equisol spun off one of its subsidiaries to Equisol’s members prior to the merger with EIHC on December 7, 2009. Accordingly, this operation has been presented as a discontinued operation in the accompanying consolidated financial statements for the three months ended March 31, 2009.

For the three months ended March 31, 2009, income (loss) from discontinued operation consisted of:

2009
Revenues	$356,638
Cost of revenues	(166,411)
Gross profit	190,227
Selling, general and administrative expenses	(208,622)
Operating loss	(18,395)
Interest expense	(3,000)
Loss before Income Tax Provision	(21,395)
Income tax benefit (provision)	-
Loss from Discontinued Operation	$(21,395)

The assets and liabilities of the company spun off at December 7, 2009 (date of spinoff) and December 31, 2008 consisted of:

	December 7,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$18,947	$16,541
Accounts receivable, net	538,358	422,717
Inventory	15,972	15,972
Prepaid expenses and other current assets	5,098	15,199
Total current assets	578,375	470,429
Property and equipment, net	3,259	4,711
Intangible assets, net	32,666	35,333
Total assets	$614,300	$510,473

Liabilities
Current portion of debt	$7,500	$156,667
Accounts payable	257,855	134,722
Accrued expenses	23,407	38,290
Total liabilities	$288,762	$329,679

Net Assets	$325,538	$180,794

Net assets of the company spun off changed from December 31, 2008 to December 7, 2009 as follows:

Net assets, December 31, 2008	$180,794
Transfer of debt to Equisol simultaneous with conversion of debt into 483,688 shares of EIHC common stock on December 7, 2009 (note 10)	150,000
Net loss	(5,256)
Net assets, December 7, 2009	$325,538

16.  BUSINESS SEGMENTS AND MAJOR CUSTOMERS

EIHC is a holding company that operates through its wholly owned subsidiaries. The Company operates in two business segments: (1) water treatment systems equipment sales and services (conducted through Equisol) and (2) thermal spray coating systems equipment (conducted through XIOM since December 7, 2009).

Summarized financial information by business segment for the three months ended March 31, 2010 and 2009 is as follows:

	2010	2009
Revenues:
Water treatment systems equipment sales and services	$776,929	$1,460,485
Thermal spray coating systems equipment	61,543	-
Total	$838,472	$1,460,485

Operating Income (Loss):
Water treatment systems equipment sales and services	$9,519	$(151,271)
Thermal spray coating systems equipment	(224,512)	-
EIHC	(137,255)	-
Total	$(352,248)	$(151,271)

Identifiable Assets:
Water treatment systems equipment sales and services	$799,951	$911,686
Thermal spray coating systems equipment	512,280	549,227
EIHC	23,751	234,238
Total	$1,335,982	$1,695,151

Capital Expenditures:
Water treatment systems equipment sales and services	$-	$-
Thermal spray coating systems equipment	4,000	-
Total	$4,000	$-

Depreciation and Amortization:
Water treatment systems equipment sales and services	$7,980	$790
Thermal spray coatings systems equipment	2,170	-
Total	$10,150	$790

The thermal spray coatings systems equipment business segment represents the results for XIOM since December 7, 2009 (date of the reverse merger).

Substantially all revenues for the three months ended March 31, 2010 and 2009 were derived from customers located in the United States.

17  SUBSEQUENT EVENTS

On September 18, 2010, the Company issued a total of 2,523,886 shares of its common stock as follows:

Issuance of shares committed to be issued to:

Consultants for services rendered:
Three months ended March 31, 2010	150,000
Three months ended June 30,2010	250,000
Executives pursuant to employment agreements:
Three months ended March 31, 2010	253,382
Three months ended June 30, 2010	470,423
July 31, 2010 and August 31, 2010	1,400,081
TOTAL SHARES ISSUED	2,523,886

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

Results of Operations

We recorded net losses of approximately $492,000 and $202,000 for the three month periods ended March 31, 2010 and 2009. Our net loss in the first quarter increased over last year as a result of the reverse acquisition.  Corporate expenses and the loss from XIOM in the first quarter of 2010 aggregated to $396,000. The results of operations at Equisol swung from a loss of $181,000 in the first quarter of 2010 to a loss of $1,000 in the first quarter of 2010.  Operations at XIOM in the first quarter of 2010 improved over the same quarter in 2009 from a loss of $588,000 to a loss of $418,000. Before interest expense, XIOM trimmed its losses from $498,000 in 2009 to $224,000 in 2010. For the first quarter 2010, the Company focused on completing the integration of its two acquisitions and began to establish its corporate infrastructure. Management intends to continue to consolidate and improve the operational efficiency of its entities and hopes to begin its planned acquisition strategy later in the year.

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

Selling, general, and administrative expenses increased from $461,000 in 2009 to $709,000 in 2010. XIOM accounted for $218,000 of the 2010 selling, general, and administrative expenses. Equisol selling, general, and administrative expenses were $464,000, a 50% decrease over last year, primarily as a result of reductions in personnel-related costs. Additionally, XIOM began reducing its selling, general, and administrative costs in the middle of the quarter to become more efficient in its sales and manufacturing processes, a 66% improvement over the same quarter in the previous year.

Interest expense increased from $23,000 to $140,000 as a result of including XIOM in the first quarter of 2010 results. XIOM interest on its convertible notes amounted to $130,000 of the total interest expense for the quarter.

Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents of $18,000, compared to $246,000 at December 31, 2009.  Working capital was a negative at March 31, 2010 and at December 31, 2009. To date, we have funded our operations, including our research and development activities, through funds derived from several private placements of an aggregate of approximately $3.5 million of equity securities and convertible debt issues.

Based on our current plan of operations and the cash on hand, we believe that our current cash balances will not be sufficient to fund operations through December 31, 2010. Our subsidiary, XIOM does not have the cash to pay the convertible notes which are currently in default.

As of March 31, 2010, we had an accumulated deficit of approximately $9.0 million. Our ability to continue our operations as a going concern is subject to our ability to obtain required additional capital to fund our operations until our sales efforts result in positive cash flow, and there can be no assurance that we will be able to do so.

As of March 31, 2010, we had convertible debt obligations of our XIOM subsidiary with a face value of $1,790,000 which have matured and not been paid and an additional $820,000 have been declared in default by the noteholders. We have no capital lease obligations, no operating lease obligations other than the rent on the premises we occupy, and no material purchase obligations.

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

Current management and the officers of the Company concluded, based upon extensive restatements of the consolidated financial statements for both the year ended December 31, 2009 and 2008 upon completion of audits by PCAOB Registered independent auditor, and restatements upon completion of their review for the quarter ended March 31, 2010, that our disclosure controls and procedures needed improvement and were ineffective to ensure that information required to be disclosed by our company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Additionally, management and the chief executive officer/chief financial officer concluded that our company's disclosure controls and procedures needed improvement to ensure that the information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management and its chief executive officer/chief financial officer to allow timely decisions about required disclosure.

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

Since our inception, we have incurred significant losses and negative cash flows from operations.  As of March 31, 2010, we had an accumulated deficit of approximately $9.0 million, and may incur additional losses in the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products.  In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations.  Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently, and successfully complete the development of our products, which may include manufacturing and marketing our products.  There can be no assurance that any such events will occur or that we will ever become profitable.  Even if we do achieve profitability, we cannot predict the level of such profitability.  If we sustain losses over an extended period of time, we may be unable to continue our business.

Our independent registered public auditors issued their report for the fiscal year ended December 31, 2009, with a “going concern” explanatory paragraph.

The independent registered public auditors report on their audit of our financial statements as of and for the fiscal year ended December 31, 2009 contained an explanatory paragraph indicating that the net losses we have incurred and our working capital deficit raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully read the independent registered public auditor’s report and examine our financial statements.

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

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.
(Registrant)

Date: September 24, 2010	By:	/s/ Michael D. Parrish
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