Form 10-Q
period 2010-09-30
Environmental Infrastructure Holdings Corp
filed 2010-11-22
CIK 1160479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to ______

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐      NO ☒

Number of shares of Environmental Infrastructure Holdings Corp.. Common Stock, $.001 par value, outstanding as of November 22, 2010:  47,006,195

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.

Form 10-Q

Part I – FINANCIAL INFORMATION
Item 1. – Financial Statements
Environmental Infrastructure Holdings Corp
Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$20,879	$246,725
Accounts Receivable, net of allowance for doubtful accounts of $297,575 and $245,000 respectively	449,708	486,860
Inventory	273,855	351,488
Prepaid expenses and other current assets	13,620	32,728
Total Current Assets	758,062	1,117,801

Fixed Assets, net of accumulated depreciation	143,556	174,739

Other Assets
Intangible assets, net of accumulated amortization and impairment allowance	288,815	289,315
Investment in and advances to publicly traded investee, net	50,000	50,000
Retainage receivable	51,851	51,851
Security deposits	11,445	11,445
Total Other Assets	402,111	402,611

Total Assets	$1,303,729	$1,695,151

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Current portion of debt	$2,536,993	$2,830,789
Accounts payable	956,153	873,883
Accrued expenses	439,674	351,710
Accrued compensation	150,000	150,000
Accrued interest	904,623	495,352
Total Current Liabilities	4,987,443	4,701,734

Long Term Portion of Debt	335,260	245,621

Total Liabilities	5,322,703	4,947,355

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value; authorized 50,000,000 shares:
Issued and outstanding, 46,946,195 and 41,811,100 shares, respectively	4,695	4,181
Committed to be issued 8,834,038 and 9,609,942 shares, respectively	883	961
Additional paid in capital	5,683,122	5,345,807
Accumulated deficit	(9,707,674)	(8,603,153)
Total Stockholders' Deficit	(4,018,974)	(3,252,204)
Total Liabilities and Stockholder's Deficit	$1,303,729	$1,695,151

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp
Consolidated Statements of Operations

	Three Months ended		Nine Months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Revenues	$904,323	$1,287,549	$2,741,618	$3,814,068

Cost of Revenues	491,957	984,656	1,414,994	2,627,193

Gross Profit	412,366	302,893	1,326,624	1,186,875

Operating Expenses
Selling, General & Administrative Expenses	509,401	426,442	1,994,170	1,523,006
Operating Loss	(97,035)	(123,549)	(667,546)	(343,121)

Other Income (Expense)
Interest Expense	(151,270)	(17,944)	(437,129)	(61,022)
Interest Income	2	4	154	39
Total Other (Expense) Income	(151,268)	(17,940)	(436,975)	(60,983)

Loss from Coninuing Operations before Income Tax Provision	(248,303)	(141,489)	(1,104,521)	(404,104)

Income tax provision	-	-	-	6,990

Loss from Continuing Operations	(248,303)	(141,489)	(1,104,521)	(404,104)

Income from Discontinued Operations, net of tax	-	19,730	-	7,086

Net Loss	(248,303)	(121,759)	(1,104,521)	(397,018)

Loss per Common Share, basic and diluted
Loss from Continuing Operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Gain from Discontinued Operation	-	0.00	-	0.00
Net Loss	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	46,946,195	26,164,947	44,635,673	26,164,947

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp
Statements of Stockholders' Deficit
For the Year Ended December 31, 2009 and for the Six Months Ended September 30, 2010 (Unaudited)

	Common Stock, $.0001 Par Value
	Issued Shares		Shares Committed to be Issued
	Shares	Par Value	Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2008	18,080,005	$1,808	8,084,942	$808	$144,590	$(587,320)	$(440,114)

Conversion of convertible note to common stock on December 7, 2009	483,688	48	-	-	149,952	-	150,000

Spinoff of subsidiary to members of Equisol on December 7, 2009	-	-	-	-	(144,477)	(181,061)	(325,538)
	18,563,693	1,856	8,084,942	808
Shares retained by EIHC (formerly XIOM Corp) shareholders in reverse merger
with Equisol, LLC on December 7, 2009	23,247,407	2,325	1,125,000	113	5,135,432	-	5,137,870

Sales of additional shares from December 7, 2009 to December 31, 2009 under private placement which commenced prior to the reverse merger with Equisol on December 7, 2009, net of offering costs of $39,650	-	-	400,000	40	60,310	-	60,350

Net loss for year ended December 31, 2009	-	-	-	-	-	(7,834,772)	(7,834,772)

Balance, December 31, 2009	41,811,100	4,181	9,609,942	961	5,345,807	(8,603,153)	(3,252,204)

Issuance of shares committed to be issued to parties at December 31, 2009	1,525,000	153	(1,525,000)	(153)	-	-	-

Sales of shares under private placement, net of offering costs of $10	380,000	38	60,000	6	109,946	-	109,990

Exercise of stock options pursuant to cashless exercise provisions	456,209	46	-	-	(46)	-	-

Issuance of shares for consulting services	650,000	65	-	-	92,935	-	93,000

Issuance of shares and shares committed to be issued pursuant to employment agreements	2,123,886	212	689,096	69	134,480	-	134,761

Net loss for nine months ended September 30, 2010	-	-	-	-	-	(1,104,521)	(1,104,521)

Balance, September 30, 2010	46,946,195	$4,695	8,834,038	$883	$5,683,122	$(9,707,674)	$(4,018,974)

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(Unaudited)

	2010	2009

Cash Flow from Operating Activities
Net Loss	$(1,104,521)	$(397,018)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for doubtful accounts	52,575	0
Depreciation and amortization	32,683	8,484
Issuance of shares and shares committed to be issued for services rendered	227,761	-
Amortization of debt discount	4,783	-
Net change in operating assets and liabilities
Accounts receivable	37,152	81,628
Inventory	77,633	19,950
Prepaid expenses and other current assets	19,108	(187,915)
Assets and liabilities of subsidiary spinoff on December 7, 2009	-	(19,385)
Accounts payable	92,208	342,685
Accrued expenses	497,235	403,041
Accrued interest	409,271	0
Net cash provided by (used in) operating activities	(115,958)	251,470

Cash Flow from Investing Activities
Proceeds from disposal of property and equipment	-	8,136
Intangible asset additions	1,000	-
Net cash provided by investing activities	1,000	8,136

Cash Flow from Financing Activities
(Decrease) increase in debt, net	(209,157)	(214,127)
Proceeds from private offering of stock, net of offering costs	109,990	-
Net cash provided by (used in) financing activities	(99,167)	(214,127)

Increase (decrease) in cash and cash equivalents	(225,846)	45,479
Cash and cash equivalents, beginning of period	246,725	19,612
Cash and cash equivalents, end of period	$20,879	$65,091

Supplemental disclosures of cash flow information:
Interest paid	$13,044	$43,078
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010
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

Interim Financial Statements

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q.  These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations.  The accompanying consolidated financial statements at September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated balance sheet as of December 31, 2009, is derived from statements included in the Company’s Form 10-K filed with the SEC on September 24, 2010. The consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements in that Form 10-K. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2.  ACCOUNTING POLICIES

Principles of Consolidation

The consolidated balance sheets at September 30, 2010 include the accounts of EIHC and its wholly-owned subsidiaries Equisol (including Equisol’s Gulf States subsidiary) and XIOM Corp.. The consolidated statements of operations and cash flows for the nine months ended September 30, 2010 include the accounts of EIHC, Equisol, and XIOM.  The consolidated statements of operations and cash flows for the nine months ended September 30, 2009 include the accounts of Equisol and the discontinued operation. All significant intercompany balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements

As of September 30, 2010, the FASB has issued Accounting Standards Updates (ASU) through No. 2010-26. None of the ASUs have had a material impact on the Company’s financial statements.

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

Basic EPS is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS gives effect to all potentially dilutive common shares during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. For the nine months ended September 30, 2010 and 2009, the diluted loss per common share calculation excluded the following potentially dilutive securities:

	Common Shares Equivalent
	Nine months ended September 30,
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

The following pro forma information summarizes the results of operations for the nine months ended September 30, 2009 as if the acquisition occurred at December 31, 2008. The pro forma information is not necessarily indicative of the results that would have been reported had the transaction actually occurred on December 31, 2008, nor is it intended to project results of operations for any future period.

Pro Forma

Revenues	$4,423,566
Cost of Revenues	3,037,664
Gross profit	1,385902
Selling, general and administrative expenses	4,465,273
Operating loss	(3,079,371)
Interest expense, net	(811,098)
Loss from continuing operations before income tax provision	(3,890,469)
Income tax provision	-
Loss from continuing operations	(3,890,469)
Income from discontinued operations, net of income tax	(7,086)
Net loss	$(3,883,383)
Diluted loss per common share	$(0.10)

4.  INVENTORY

Inventory consisted of the following as of September 30, 2010 and December 31, 2009:

	2010	2009
Parts and supplies	109,128	267,775
Coating powders	57,893	77,204
Finished goods	106,834	6,509
Total Inventory	273,855	351,488

5.  PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following as of September 30, 2010 and December 31, 2009:

		2010	2009
	Useful
	Life -
	Years
Machinery and equipment	5-10	163,219	181,596
Vehicles	3-5	28,411	56,998
Office equipment	3-5	27,926	24,642
Furniture and fixtures	5-7	12,430	17,952
Computer software	5-7	27,861	27,861
Leasehold improvements	5-31.5	112,455	112,455
		372,302	421,504
Less accumulated depreciation and amortization		(228,746)	(246,765)

Net property and equipment		143,556	174,739

Depreciation and amortization of property and equipment for the nine months ended September 30, 2010 and 2009 was $31,183 and $8,484 respectively.

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, net, consisted of the following as of September 30, 2010 and December 31, 2009:

	2010	2009
Goodwill:
Acquisition of EIHC (formerly XIOM) on December 7, 2009	$7,099,110	$7,099,110
Impairment recognized on acquisition of EIHC (formerly XIOM)	$(7,099,110)	$(7,099,110)
Net	-	-

Acquisition of Gulf States Chlorinator & Pump Inc. on March 1, 2006	237,464	237,464

Other Intangible Assets:
Trade name and customer accounts:
Acquisition of intangible assets of Kerrigan
Dupree, Inc. on April 17, 2007	60,000	60,000
Accumulated amortization	(20,500)	(16,000)
Net	39,500	44,000
Patent costs:
XIOM Corp. thermal spray technology	11,851	7,851
Accumulated amortization	-	-
Net	11,851	7,851

Intangible assets, net	$288,815	$289,315

Goodwill is not amortized but is reviewed for impairment at least annually. The trade name and customer accounts and the patent costs are amortized over their estimated economic lives of 10 years. Expected future amortization of intangible assets for the years ending September 30, 2011, 2012, 2013, 2014, and 2015 is $7,185.

7.  RETAINAGE RECEIVABLE

Retainage receivable represents the cumulative amount held-back by the customer from each percentage-of-completion billing pursuant to long-term contracts. Such amounts are payable to the Company upon the completion of each contract and final customer approval.

8.  INVESTMENT IN AND ADVANCES TO PUBLICLY TRADED INVESTEE

Investment in and advances to publicly traded investee, net, consisted of the following as of September 30, 2010 and December 31, 2009:

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

Debt consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Equisol:
Due bank under revolving line of credit, interest at prime   rate plus 1%, due in May, 2010 pursuant to annual  ‘clean-up” provision, secured by  Equisol assets, right  of offset and personal guaranties of  two officers of the  Company and their spouses. The balance owing of $400,000 under this line of credit was substantially satisfied by cash advances received by it in August 2010 from the Company’s spun-off PDIR/ Penn-Del subsidiary for which Equisol executed a $400,000 promissory note in favor of PDIR LLC due in 4 equal annual installments of $100,000 plus accrued interest thereon at a rate of 8% per annum (overdue principal at 12% per annum). The Equisol promissory note executed in favor of PDIR is secured by all the assets of Equisol, which total $259,414 at September 30, 2010 (the most recent date for which such information is available at the date of issuance of these financial statements).
	$79,020	$400,000

Due another bank under E&I revolving line of credit,  interest at 6.05% (default rate of 18%) due June 29, 2010, secured by accounts receivable of E&I ($0 at June 30, 2010 ) and by a right of setoff related to cash held at this bank. At September 30, 2010, this bank held personal guaranties of the former owners of  E&I; On February 25, 2010, the remaining balance due under this line of credit was paid down to $0 by the Company.  However, the former owners of E&I have retained borrowing authority under the line of credit and new borrowings have continued to occur since that date. To the date of the financial statements, known borrowings under the line of credit in E&I’s name have been $29,000 was borrowed, the proceeds of which were used to satisfy the $46,852 listed below in this table as due to the former owners at December 31, 2009, in a similar self-reimbursement to that of approximately $70,000 made by them from the line in 2008.  In March 2010, the former owners also reimbursed themselves $8,200, of which $3,496 was applied to reduce the amount due them by the Company and $4,704 represented expenses paid claimed by them as reimburseable Company expense.  Legal counsel to the Company is not aware of, nor has Company management advised them of any formal litigation that has been commenced by the former owners or of claims made against the Company, if any, by the former owners or related matters of financial consequence arising out of day to day operations of E&I  prior to its cessation in 2010.  The Company believes its financial exposures concerning the former owners is likely limited to the extent of the remainder due of the $46,852. Management of the Company has indicated it is legally dissolving E&I which has already merged out of existence for income tax purposes.
	22,749	150,000

Convertible debt due related parties and others, interest at 8%, due January 2007 through October 2010, secured by all Equisol assets under a lien junior to that of the $400,000 bank line of credit loan, convertible into Equisol membership units (net of unamortized discounts of $2,282 and $3,769, respectively).	515,010	214,254

Loan payable to chief executive officer of the Company, interest at 8%, due on demand.	145,581	145,581

Loan payable to former owners of E & I, interest at 0%, due on demand. (see the related discussion above in this table related to the balance due of $150,000 at December 31, 2009 under the revolving line of credit with another bank).	14,357	46,852

Gulf States:
SBA guaranteed loan payable to financial institution, interest at prime rate plus 2.75%, due in monthly installments of principal and interest of $5,000 with balance due on May 31, 2016, secured by guaranties of Equisol, and two officers of the Company, certain personal property, and certain real property owned by two officers of the Company. The loan requires, among other things, prior lender written consent concerning transfer or disposal of Company assets, payment of distributions, or changes in ownership structure during the period the loan is outstanding	252,637	289,446

Vehicle loans	1,105	2,259

EIHC:
Loan payable to financial institution for insurance premium financing, interest at 10.6%, due in 7 monthly installments of principal and interest of $1,311 from March 2010 to September 2010	8,707	8,707

XIOM:
Convertible notes sold to investors in 2007, interest at 7% (default rate of 15%), originally due April 2012 (but acceleratable since required Registration Statement was not declared effective by June 2008, one year from the final closing date of the related private offering), convertible at a conversion price of $1.50 per share (a)	940,000	940,000

Convertible note sold to investor in April 2008, interest at 7%, due March 2010, convertible at a conversion price of $1.50 per share – in technical default	500,000	500,000

Convertible notes sold to investors from June 2009 to August 2009, interest at 100%, due from December 2009 to February 2010, convertible at a conversion price equal to 75% of the 30 day moving average of the closing price of the Company’s common stock immediately prior to such conversion – in technical default	350,000	350,000

Loan payable to former Chief Executive Officer of XIOM, interest at 0%, due on demand	43,088	29,310

Total	2,872,253	3,076,410

Less current portion of debt	(2,536,993)	(2,830,789)

Long term portion of debt	$335,260	$245,621

(a) In December 2009, XIOM received a notice from holders of $820,000 of the convertible notes sold to investors in 2007 indicating that XIOM was in default and demanding payment of the face amount and all accrued and unpaid interest.

Maturities of the debt as of September 30, 2010 for the next five years and thereafter are as follows:

Year ending September 30,

2011	$2,623,942
2012	46,537
2013	49,398
2014	52,445
2015	55,680
Thereafter	20,078
Total	$2,848,080

Accrued interest on debt consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
XIOM convertible notes	$803,296	$407,013
Equisol loan payable to chief executive officer of the Company	75,005	66,269
Equisol convertible debt	26,322	22,070
Total	$904,623	$495,352

Interest expense incurred for the nine months ended September 30, 2010 and 2009 is summarized as follows:

	2010	2009
Equisol	$30,968	$45,288
Gulf States	13,393	15,734
XIOM convertible notes	396694	-
Total	$437,129	$61,022

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

Effective September 20, 2010, the Company issued 250,000 shares of its common stock for consulting services rendered.  The $10,000 fair value of the shares was included in Selling, General, and Administrative expenses in the three months ended September 30, 2010.

Of the 9,268,797 shares committed to be issued at June 30, 2010, 1,123,855 shares were issued in September 2010. The remaining 8,144,942 shares committed to be issued will be issued once the Company increases its authorized number of shares of common stock.

11.  STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock option and warrant activity for the year ended December 31, 2009 and for the nine months ended September 30, 2010 follows:

	Common Shares Equivalent
	Stock Options	Warrants
Outstanding at December 31, 2008	-	-

Prior XIOM grants honored in connection with reverse
Merger with Equisol on December 7, 2009	6,186,500	3,253,916
Granted and issued (see Note 10)	-	400,000
Exercised	-	-
Forfeited/ expired/ cancelled	-	-
Outstanding at December 3, 2009	6,186,500	3,653,916
Granted and issued (see Note 10)	-	-
Exercised	(456,209)	-
Forfeited/ expired/ cancelled	(143,791)	-

Outstanding at September 30, 2010	5,586,500	3,653,916

Stock options outstanding at September 30, 2010 follow:

Granted in Year Ended	Number Outstanding	Exercise	Expiration
December 31,	and Exercisable	Price	Date
2005	67,500	$0.25	September 30, 2010
2006	214,000	$0.50	February 28. 2011
2006	350,000	$0.58	October 14, 2011
2007	250,000	$0.42	July 5, 2012
2007	300,000	$0.42	August 14, 2012
2007	30,000	$1.25	August 30, 2012
2007	525,000	$0.50	October 15, 2012
2008	300,000	$1.05	February 19, 2013
2008	500,000	$0.42	February 29, 2013
2009	1,500,000	$0.25	February 27, 2014
2009	750,000	$0.50	March 23, 2014
2009	500,000	$0.75	March 23, 2014
2009	300,000	$0.05	May 26, 2014

Total	5,586,500

Warrants outstanding at September 30, 2010 follow:

Issued in Year Ended	Number Outstanding	Exercise	Expiration
December 31,	and Exercisable	Price	Date

2007	666,666	$2.00	June 2012
2007	666,666	$2.50	June 2012
2007	154,667	$1.00	June 2012
2007	154,667	$1.25	June 2012
2008	250,000	$1.50	March 2013
2008	250,000	$1.80	March 2013
2008	6,250	$2.00	March 2013
2008	5,000	$2.50	March 2013
2009	1,100,000	$0.75	December 31, 2012
2009	400,000	$0.75	December 31, 2012

Total	3,653,916

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

For nine months ended September 30, 2010 and 2009, the income tax provision consisted of:

	2010	2009
GSCP - Federal income tax	$-	$5,524
GSCP – State income tax	-	1,466
Equisol – State income tax	-	-
Total	$-	$6,990

For the nine months ended September 30, 2010 and 2009, the income tax provision differed from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) from continuing operations before income tax provision. The sources of the difference follow:

	2010	2009
Expected tax at 35%	$(299,676)	$(91,915)
Nondeductible impairment of stock-based compensation	67,493	-
Tax effect of Equisol taxation as a
partnership	32,215	87,307
Change in EIHC and XIOM valuation
allowance	217,518	-
Other	(17,550)	4,608
State income tax	-	-
Actual income tax provision	$-	$-

As of September 30, 2010 and December 31, 2009, EIHC and XIOM had net operating loss carryforwards of approximately $6,621,000 and $6,000,000, respectively, which expire at various dates through 2030.

Changes in the ownership of EIHC and XIOM that have occurred in the past or that could occur in the future may limit the future utilization of these net operating loss carryforwards pursuant to federal and state tax statutes and regulations.  The amount of such limitations, if any, have not been quantified by the Company.

At September 30, 2010 and December 31, 2009, the Company maintained a full valuation allowance against the gross deferred tax asset arising from the net operating and capital loss carry forwards because, in management’s opinion at this time, it is more likely than not, such benefits will not be realized during the respective carryforward periods.

At September 30, 2010 and December 31, 2009, the net deferred tax asset consists of:

	2010	2009
Deferred tax asset relating to net operating loss carry forwards of EIHC and Xiom	$2,317,350	$2,100,000

Valuation Allowance	(2,317,350)	(2,100,000)

Deferred tax asset, net	$-	$-

13.  COMMITMENTS AND CONTINGENCIES

LEASES

The Company’s subsidiaries lease office, manufacturing and warehouse space pursuant to various leases. Rent expense for the nine months ended September 30, 2010 and 2009 was approximately $95,227 and $47,082, respectively.

On January 13, 2010, GSCP executed a lease agreement for office and warehouse space in Baton Rouge, Louisiana for a term of five years from February 1, 2010 to January 31, 2015 at a base rent of $1,950 per month. Under the lease agreement, GSCP has an option to renew the lease for two additional terms of three years each at base rent plus 4% increases per year.

At September 30, 2010, the minimum payments under operating leases for the next five years and thereafter are as follows:

Year ending September 30,

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

On August 4, 2010, two former officers of Equisol’s Gulf States Chlorinator & Pump subsidiary, filed a complaint seeking  to terminate their employment agreement for good cause and unspecified damages.  On October 5th, 2010, Equisol filed a Reconventional Demand against the former officers alleging, among other things, breach of contract and amended the same on October 27th, 2010.  Discovery has been initiated and depositions are scheduled for December 2010.

14.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the financial statements as of September 30, 2010, the Company has a total Stockholders’ Deficit of $4,018,974 and negative working capital of $4,219,443. Additionally, the Company incurred a Net Loss of $1,104,521 for the nine months ended September 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

15.  DISCONTINUED OPERATION

As described in Note 1, Equisol spun off its PDIR subsidiaries to Equisol’s members prior to the merger with EIHC on December 7, 2009. Accordingly, this operation has been presented as a discontinued operation in the accompanying consolidated financial statements for the nine months ended September 30, 2009.

For the nine months ended September 30, 2009, income (loss) from discontinued operation consisted of:

2009
Revenues	$1,316,484
Cost of revenues	(677,147)
Gross profit	639,337
Selling, general and administrative expenses	(623,251)
Operating income	16,086
Interest expense	(9,000)
Income (loss) before income tax provision	7,086
Income tax benefit (provision)	-
Income (loss) from discontinued operation	$7,086

The assets and liabilities of the company spun off at December 7, 2009 (date of spinoff) and December 31, 2008 consisted of:

	December 7,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$18,947	$16,541
Accounts receivable, net	538,358	422,717
Inventory	15,972	15,972
Prepaid expenses and other current assets	5,098	15,199
Total current assets	578,375	470,429
Property and equipment, net	3,259	4,711
Intangible assets, net	32,666	35,333
Total assets	$614,300	$510,473

Liabilities
Current portion of debt	$7,500	$156,667
Accounts payable	257,855	134,722
Accrued expenses	23,407	38,290
Total liabilities	$288,762	$329,679

Net Assets	$325,538	$180,794

Net assets of the company spun off changed from December 31, 2008 to December 7, 2009 as follows:

Net assets, December 31, 2008	$180,794
Transfer of debt to Equisol simultaneous with conversion of debt into 483,688 shares of EIHC common stock on December 7, 2009 (note 10)	150,000
Net loss	(5,256)
Net assets, December 7, 2009	$325,538

16.  Business Segments and Major Customers

EIHC is a holding company that operates through its wholly owned subsidiaries. The Company operates in two business segments: (1) water treatment systems equipment sales and services (conducted through Equisol) and (2) thermal spray coating systems equipment (conducted through XIOM since December 7, 2009).

Summarized financial information by business segment for the nine months ended September 30, 2010 and 2009 is as follows:

	2010	2009
Revenues:
Water treatment systems equipment sales and services	$2,366,360	$3,814,068
Thermal spray coating systems equipment	375,258	-
Total	$2,741,618	$3,814,068

Operating Loss:
Water treatment systems equipment sales and services	$55,987	$(336,131)
Thermal spray coating systems equipment	(404,300)	-
EIHC	(319,233)	-
Total	$(667,546)	$(336,131)

Identifiable Assets:
Water treatment systems equipment sales and services	$837,736	$911,686
Thermal spray coating systems equipment	449,717	549,227
EIHC	16,276	234,238
Total	$1,303,729	$1,695,151

Capital Expenditures:
Water treatment systems equipment sales and services	$-	$-
Thermal spray coating systems equipment	1,000	-
Total	$1,000	$-

Depreciation and Amortization:
Water treatment systems equipment sales and services	$20,170	$8,484
Thermal spray coatings systems equipment	12,513	-
Total	$32,683	$8,484

The thermal spray coatings systems equipment business segment represents the results for XIOM since December 7, 2009 (date of the reverse merger).

Substantially all revenues for the nine months ended September 30, 2010 and 2009 were derived from customers located in the United States.

17  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of the Form 10-Q and has determined that there were no subsequent events recognized or disclosed in these financial statements.

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

We believe our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements.  Our Annual Report on Form 10-K for the year ended December 31, 2009 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2009, except as noted below.  See our Note 1 in our unaudited consolidated financial statements for the nine months ended September 30, 2010, as set forth herein, and our Note 4 of those financial statements for the summary of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Results of Operations

We recorded net losses of approximately $248,303 and 121,759 for the three month periods ended September 30, 2010 and 2009. Our net loss in the first quarter increased over last year as a result of the reverse acquisition. Corporate expenses and the loss from XIOM in the third quarter of 2010 aggregated to $305,746. The results of operations at Equisol swung from a loss of $48,201 in the third quarter of 2009 to gain of $57,443  in the third quarter of 2010. Operations at XIOM in the third quarter of 2010 improved over the same quarter in 2009 from a loss of $275,259 to a loss of $226,151. Before interest expense, XIOM trimmed its losses from $498,000 in 2009 to $88,909 in 2010. For the third quarter 2010, the Company focused on completing the integration of its two acquisitions and began to establish its corporate infrastructure. Management intends to continue to consolidate and improve the operational efficiency of its entities and hopes to begin its planned acquisition strategy later in the year.

Revenues decreased from $3,814,068 to $2,741,618 as a result of the economic downturn, and the decision by Equisol to exit several low profitability lines such as residential and commercial electrical and instrumentation work.  XIOM contributed $174,998 in revenues to the third quarter of 2010. The cost reductions in costs of revenues, mainly in the reduction of labor costs, were necessitated due to the economic downturn of its customers and their anticipated reliance on stimulus money that have yet to materialize in the industrial sector resulting in several large jobs for which Equisol had contracts being either delayed or cancelled.  For this year, Equisol’s customers are re-engaging their delayed contracts and they are seeing significantly increased quote and bid volume going into the second quarter. Gross margins improved from 24% in last year’s first nine months to 48% in the first nine months of 2010.

XIOM management spent much of the third quarter 2010 focusing on productivity and commercialization of its products.  They continued to reduce costs and focused the team to re-engineer XIOM’s products for improved technical performance and user interface.  Several new products are being tested and marketed for future sales growth.

Selling, general, and administrative expenses increased from $1,529,996 in 2009 to $1,994,170 in 2010. XIOM accounted for $559,998 of the 2010 selling, general, and administrative expenses. Equisol selling, general, and administrative expenses were $1,369,953, a 11% decrease over last year, primarily as a result of reductions in personnel-related costs. Additionally, XIOM began reducing its selling, general, and administrative costs in the middle of the first quarter to become more efficient in its sales and manufacturing processes, a 66% improvement over the same quarter in the previous year.

Interest expense increased from $61,022 to $437,129 as a result of including XIOM in the third quarter of 2010 results. XIOM interest on its convertible notes amounted to $137,242 of the total interest expense for the quarter.

Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents of $20,879, compared to $246,000 at December 31, 2009.  Working capital was a negative at September 30, 2010 and at December 31, 2009. To date, we have funded our operations, including our research and development activities, through funds derived from several private placements of an aggregate of approximately $3.5 million of equity securities and convertible debt issues.

Based on our current plan of operations and the cash on hand, we believe that our current cash balances will not be sufficient to fund operations through December 31, 2010. Our subsidiary, XIOM does not have the cash to pay the convertible notes which are currently in default.

As of September 30, 2010, we had an accumulated deficit of approximately $9.5 million. Our ability to continue our operations as a going concern is subject to our ability to obtain required additional capital to fund our operations until our sales efforts result in positive cash flow, and there can be no assurance that we will be able to do so.

As of September 30, 2010, we had convertible debt obligations of our XIOM subsidiary with a face value of $950,000 which have matured and not been paid and an additional $820,000 have been declared in default by the noteholders. We have no capital lease obligations, no operating lease obligations other than the rent on the premises we occupy, and no material purchase obligations.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2010, there were no changes in internal controls over financial reporting which materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II— OTHER INFORMATION

Item 1 – Legal Proceedings

Noteholders of the Company’s XIOM subsidiary holding notes with a face value of $820,000 have issued a notice of default.

On August 4, 2010, two former officers of Equisol’s Gulf States Chlorinator & Pump subsidiary, filed a complaint seeking  to terminate their employment agreement for good cause and unspecified damages.  On October 5th, 2010, Equisol filed a Reconventional Demand against the former officers alleging, among other things, breach of contract and amended the same on October 27th, 2010.  Discovery has been initiated and depositions are scheduled for December 2010.

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

Since our inception, we have incurred significant losses and negative cash flows from operations.  As of September 30, 2010, we had an accumulated deficit of $9.5 million, and may incur additional losses in the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products.  In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations.  Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently, and successfully complete the development of our products, which may include manufacturing and marketing our products.  There can be no assurance that any such events will occur or that we will ever become profitable.  Even if we do achieve profitability, we cannot predict the level of such profitability.  If we sustain losses over an extended period of time, we may be unable to continue our business.

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

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.
(Registrant)

Date: November 22, 2010	By:	/s/ Michael D. Parrish
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