Form 10-K
period 2010-12-31
Environmental Infrastructure Holdings Corp
filed 2011-04-15
CIK 1160479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSSION
WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the fiscal year ending December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $2,293,574 on June 30, 2010

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. There were 73,829,030 shares of the Company's common stock outstanding on March 30, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.
ANNUAL REPORT ON FORM 10-K

For Year Ended December 31, 2010

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K, the terms "we," "us," "our," and "our company" refer to ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP. ("EIHC"), a Delaware corporation and, unless the context indicates otherwise, includes our wholly-owned subsidiaries Equisol, LLC (“Equisol”) and XIOM Corporation (“XIOM”).

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

Subsequent Events

On March 25, 2011, the XIOM Corp subsidiary of Environmental Infrastructure Holdings Corp. filed a voluntary petition in the United States Bankruptcy Court - District of Delaware under Chapter 7 of the United States Bankruptcy Code requesting liquidation of the assets and liabilities of XIOM Corp. As of the date of the filing, XIOM had estimated assets of $340,745 and liabilities of $4,044,878.

On 25 March 2011, the Company entered into Debt Conversion agreements between 12 XIOM noteholders and the Company.  The agreement converts $1,140,373 of principal and interest into 4,561,496 shares of the Company’s common stock at a conversion price of $0.25 per share.

Description of Our Company

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

BUSINESS OF THE COMPANY – PRINCIPAL PRODUCTS AND SERVICES

Environmental Infrastructure Holdings Corp was founded to acquire and manage diverse entities and subsidiaries specializing in environmentally related companies focused on the improvement of our nation’s and world’s infrastructure.  Currently the company has one wholly owned subsidiary in Equisol, LLC.

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

Equisol’s primary customer is the industrial end user; the Company works in conjunction with water treatment chemical companies, industry consultants, original equipment manufacturers (OEMs) and equipment distributors to market its services and expand its customer base.  Equisol’s major customers are refineries, power plants, engineering firms, and manufacturing facilities in addition to supporting commercial, municipal, as well as governmental facilities.  Additionally, the top five major water treatment companies, including GE, Nalco, and Siemens, now use Equisol to support their equipment needs.  Currently, the company has approximately 13 teammates, the majority of which are in the Gulf Coast Region between Houston and New Orleans and all have significant experience in the industry, specifically with electrical, mechanical, instrumentation skills.  The company’s other geographical strength is in the New York to DC corridor.  Because of the company’s national focus, Equisol has been able to compete and win at the corporate level in addition to our successes at the local, plant level.  Our competition are the billion dollar engineering firms and the thousands of small, regional, mom & pop firms (which we consider potential acquisition targets). Equisol has grown rapidly through acquisitions and organic growth.  Equisol was selected by Entrepreneur Magazine as one of the nation’s Top 100 Fastest Growing New Entrepreneurial Companies for 2004. According to Inc.com Magazine, the company was the 7th fastest growing privately held environmental services company in America for 2008, when it was the 601st fastest growing privately held company and we expect that ranking to continue to improve, as it did from 2007, when Equisol was the 620th fastest growing privately held company. The Entrepreneurs Forum of Greater Philadelphia named Equisol, LLC to the Philly 100 list of fastest growing companies in the region in 2009.

While Equisol sells nationally and has worked in most states, Canada, and internationally, part of the Company’s growth needs are to acquire on-site assets in the West and strengthen our Midwest and Southeast presence.

Employees:

As of December 31, 2010, we employed approximately 15 persons.  None of our employees are covered by collective bargaining agreements.  We believe that our relations with our employees are good.

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

Since our inception, we have incurred significant losses and negative cash flows from operations.  As of December 31, 2010, we had an accumulated deficit of $6,323,797, and may incur additional losses in the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products.  In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations.  Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently, and successfully complete the development of our products, which may include manufacturing and marketing our products.  There can be no assurance that any such events will occur or that we will ever become profitable.  Even if we do achieve profitability, we cannot predict the level of such profitability.  If we sustain losses over an extended period of time, we may be unable to continue our business.

Our independent registered public auditors issued their report for the fiscal year ended December 31, 2010, with a “going concern” explanatory paragraph.

Our independent registered public auditors issued their report on their audit of our financial statements as of and for the fiscal year ended December 31, 2010. The independent registered auditor’s report contains an explanatory paragraph indicating that the net losses we have incurred and our working capital deficit raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully read the independent registered public auditor’s report and examine our financial statements.

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

Because we have generated only limited revenues since commencing operations, we are dependent on raising additional financing through private and public financing sources and strategic alliances with larger companies to fund our short and long-term operations. As a result, we have been and likely will be required to issue securities to obtain such funds, which issuances have in the past and will in the future dilute the percentage ownership of our stockholders. In an effort to preserve cash and to better align the long-term interests of our consultants and those with whom we conduct business with our long term interests, we have been issuing securities as payment in lieu of cash, which also has a dilutive effect on outstanding securities. This dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock. In addition, the new securities may have rights, preferences or privileges senior to those of our common stock. For example, in February 2009, XIOM issued 12,500 restricted common shares with a fair market value of $18,750 to an employee in connection with a severance agreement. In February 2009, XIOM issued 121,048 restricted common shares at a price of $0.15 per share to one holder of the Convertible Notes Payable in satisfaction of accrued interest due in the amount of $18,157. In March 2009, XIOM issued 1,225,000 restricted common shares with a fair market value of $163,000 to several independent contractors in connection with professional service agreements for financial and legal services to be provided to the Company through various dates through February 2011. In March 2009, XIOM issued 541,667 common shares with a fair market value of $73,733 to employees under the Company's Employee Stock Ownership Plan in lieu of salaries. In March 2009, XIOM issued 65,400 restricted common shares at a price of $0.25 per share to a vendor in satisfaction of an invoice due in the amount of $16,350. In April and May 2009, XIOM issued 90,000 restricted common shares with a fair market value of $16,500 to third parties in satisfaction of claims and this amount was recorded as a non-cash expense on the date of issuance.

In June 2009, XIOM issued 620,000 restricted common shares with a fair market value of $217,000 to several independent contractors in connection with professional service agreements for financial and legal services to be provided to the Company through May 2010. In June 2009, XIOM issued 370,000 common shares with a fair market value of $129,500 to employees under the Company's Employee Stock Ownership Plan in lieu of salaries. In June 2009, XIOM issued 10,000 restricted common shares with a fair market value of $3,500 to a former employee for consulting services. In June 2009, XIOM issued 250,000 restricted common shares with an assigned value of $164,481 (including $116,093 relating to the beneficial conversion feature of the notes) in connection with the issuance of convertible notes with a face of $250,000 due in December 2009. In June 2009, two independent contractors exercised options previously granted in April 2009 for the purchase of 1,200,000 and 250,000 shares of common stock.  As they elected to utilize the cashless exercise feature of those options, net amounts of 1,042,105 and 217,105 shares of restricted common stock were issued. In July 2009, XIOM issued 195,000 common shares with a fair market value of $84,550 to three independent contractors for financial and legal services.  In July 2009, XIOM issued 100,000 restricted common shares with an assigned value of $59,973 (including $41,678 relating to the beneficial conversion feature of the notes) in connection with the issuance of convertible notes with an aggregate face value of $100,000 due in January 2010. In July 2009, XIOM issued 155,000 common shares with a fair market value of $75,950 to two officers of XIOM under XIOM’s Employee Stock Ownership Plan in lieu of salaries. In July 2009, an officer of XIOM exercised options for the purchase of 1,200,000 shares of common stock.  As he elected to utilize the cashless exercise feature of those options, the net amount of 1,077,551 shares of restricted common stock were issued. In August 2009, XIOM issued 75,000 common shares with a fair market value of $30,000 to an independent contractor for financial services. In August 2009, an officer of XIOM exercised options for the purchase of 300,000 shares of common stock.  As he elected to utilize the cashless exercise feature of those options, the net amount of 261,539 shares of restricted common stock were issued. In August 2009, XIOM issued 1,200 common shares with a fair market value of $475 to an independent contractor for consulting services. In August 2009, XIOM issued 100,000 restricted common shares with an assigned value of $32,000 (including $4,383 relating to the beneficial conversion feature of the note) in connection with the issuance of a convertible note with a face of $100,000 due in February 2010. On October 27, 2009, November 3, 2009, and November 9, 2009, XIOM issued a total of 2,250,050 shares of its common stock to a group consisting of the former president/significant shareholder and members of his family and various consultants coincident to the reverse merger on 7 December 2009 with an estimated value of $748,516 based upon XIOM’s stock trading price during that period.

In December, 2009, the Company issued 18,563,693 shares to the owners of Equisol, LLC and committed to issue 8,084,942 additional shares so that the owners of Equisol, LLC would own 40% of the fully diluted shares of EIHC. In April, 2010, the Company issued 750,000 shares to an investor for an investment of $125,000.

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

Our strategy includes entering into and working on simultaneous technology discovery and development programs across multiple markets as well as acquiring potential new sales channels and geographic businesses.  We expect to continue to grow to meet our strategic objectives.  If our growth continues, it will continue to place a strain on us, our management and our resources.  Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures, and to attract and retain sufficient numbers of talented employees.  We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals.  If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly.

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

We are highly dependent on Michael Parrish, our chairman and chief executive officer, Kurt Given, the CEO of our subsidiary, Equisol, LLC, and Don Gibson and Michael Cooper, President of our subsidiary, Equisol, LLC and President of Equisol Energy Services, LLC respectively.  Our future success depends on our ability to attract, retain and motivate highly qualified management and scientific, development and commercial personnel and advisors.  To pursue our business strategy, we will need to hire or otherwise engage qualified personnel and managers, including personnel with expertise in discovery, development, manufacturing, marketing and sales.  Competition for qualified personnel is intense among companies, academic institutions and other organizations.  If we are unable to attract and retain key personnel and advisors, it may negatively affect our ability to successfully develop, test and commercialize our products and could have a material adverse effect on our proposals, financial condition and results of operations.

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

Our ability to compete in the environmental services market may decline if we do not adequately protect our proprietary technologies.

Because of the substantial length of time and expense associated with the development of new products, we, along with the rest of the industry, place considerable importance on obtaining and maintaining patent protection for new technologies, products and processes.  Our success will depend in part on our ability to obtain and maintain intellectual property that protects our technologies and technology products.  Patent positions may be highly uncertain and may involve complex legal and factual questions for which we seek patent protection.  No consistent standard regarding the allowance or enforceability of claims in many of our pending patent applications has emerged to date.  As a result, we cannot predict the breadth of claims that will ultimately be allowed in any future patent applications, if any, including those we have in-licensed or the extent to which we may enforce these claims against our competitors. The degree of future protection for our proprietary rights is therefore highly uncertain and we cannot assure you that:

• we will be the first to file patent applications or to invent the subject matter claimed in patent applications that we file, if any, which relate to the technologies upon which we rely;
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

We are aware of other companies and academic institutions that have been performing research in the areas of powder coating technology and water treatment.  To the extent any of these companies or academic institutions currently have, or obtain in the future, broad patent claims, such patents could block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered technologies or otherwise conducting our business.  In addition, it is possible that some of the new technologies that are discovered using our technology may not be patentable or may be covered by intellectual property of third parties.

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

Based on the aggregate number of shares of our common stock that are outstanding as of March 30, 2011, our officers and directors beneficially own approximately 48.26% of our outstanding common stock.  Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of the Company.  Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of our Board of Directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

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

The bankruptcy of our wholly-owned subsidiary, XIOM Corp may have unforeseen consequences for our stock price.

On March 25, 2011, the XIOM Corp subsidiary of Environmental Infrastructure Holdings Corp. filed a voluntary petition in the United States Bankruptcy Court - District of Delaware under Chapter 7 of the United States Bankruptcy Code requesting liquidation of the assets and liabilities of XIOM Corp. As of the date of the filing, XIOM had estimated assets of $340,745 and liabilities of $4,044,878. As a result of the bankruptcy filing, 12 XIOM noteholders decided to exercise the convertibility provision of their notes, and entered into a Debt Conversion agreement with EIHC.  The agreements convert $1,140,373 of principal and interest into 4,561,496 shares of the Company’s common stock at a conversion price of $0.25 per share. Other noteholders may convert their XIOM notes into EIHC stock, resulting in further dilution of your shares.

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

Item 2. PROPERTY

Equisol, LLC leases approximately 2,000 square feet of manufacturing and warehouse facility in Kemah, TX pursuant to a four-year lease at $3,000 per month and a corporate office in West Conshohocken, PA for $180 per month on a two year lease. In addition, Equisol’s subsidiary, Gulf States Chlorinator & Pump leases a 2,000 square foot flex space facility for $1,300 per month. Rent expense for fiscal 2010 and 2009 was approximately $60,993 and $88,663, respectively, per annum. The manufacturing and warehouse facility is adequate for the needs of the Company at this time. However, if it were necessary to expand the manufacturing and warehouse capacity, the Company would need to relocate its facilities, at an additional cost per month. Such location would be relatively easy to locate, however the initial cost of moving might be substantial.

Item 3. LEGAL PROCEEDINGS

On December 22, 2009, XIOM received a notice from holders of $820,000 of convertible notes of XIOM that XIOM was in default of its obligations under the notes, and acceleration and demand for payment of the face amount of the notes and all accrued and unpaid interest. As of December 2, 2010, the Company’s XIOM subsidiary obtained the signatures of the parties to discontinue a lawsuit without prejudice regarding certain of XIOM’s convertible debentures. Specifically, holders of $820,000 of XIOM’s 7% Convertible Exchange Notes Due: April 1, 2012 commenced an action against XIOM and Environmental Infrastructure Holdings Corp. (“EIHC”) in the Supreme Court of the State of New York, Queens County (the “Court”), under which action those holders alleged the occurrence and continuance of certain defaults under those notes. Under the agreement, the holders have also agreed to forbear from prosecuting the action, or any other lawsuit related to the defaults under the Notes, until at least May 12, 2011. In consideration of this agreement, XIOM and EIHC have issued, respectively, restated notes and warrants to the holders. The restated notes provide for a conversion price of $0.25 per share and extended their due date to April 1, 2014. The restated warrants provide for a conversion price of $0.50 per share and extended their expiration to April 2014. Each warrant gives the holder the right to purchase 2 shares for each $1 face value of their original notes. Under the restated notes, EIHC agreed to reserve shares for issuance, to register any conversion shares within 90 days, and to anti-dilution provisions. Under the restated warrant, EIHC agreed to piggyback registration rights for shares acquired under exercise of the warrants. XIOM and EIHC also agreed to pay the holders’ legal costs for the settlement and related filings.

On August 4, 2010, two former officers of Equisol’s Gulf States Chlorinator & Pump subsidiary, filed a complaint seeking to terminate their employment agreement for good cause and unspecified damages.  On October 5th, 2010, Equisol filed a Reconventional Demand against the former officers alleging, among other things, breach of contract and amended the same on October 27th, 2010.  Discovery has been initiated and depositions are ongoing.

On March 25, 2011, the Xiom Corp subsidiary of Environmental Infrastructure Holdings Corp. filed a petition in the United States Bankruptcy Court - District of Delaware under Chapter 7 of the United States Bankruptcy Code requesting liquidation of the assets and liabilities of Xiom Corp.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Board of Directors approved on February 26, 2010, by unanimous written consent, submission of an amendment to our Certificate of Incorporation to (a) increase the number of authorized shares of Common Stock from 50,000,000 shares, par value $0.0001 per share, to 125,000,000 shares, par value $0.0001 per share, and (b) authorize the issuance of 25,000,000 shares of preferred stock, par value $0.0001 per share (collectively, the “Amendment”). On March 8, 2010, the Company received notice of written consent by holders of more than 50% of the Company’s outstanding shares to this Amendment. The Company filed an Information Statement with the Securities and Exchange Commission on December 3, 2010 and received no comments from the Commission. The final Information Statement was distributed to all shareholders of record on December 27, 2010 and the formal filing with the State of Delaware was on February 4, 2011 to effect the Amendment.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

General:

The authorized capital stock consists of 125,000,000 shares of common stock, par value $.0001 per share and 25,000,000 shares of preferred stock, par value $.0001 per share. As of March 30, there were 73,829,030 shares of Common Stock issued and outstanding.  This does not include shares underlying warrants or options yet to be exercised.  It is expected that, in connection with the bankruptcy filing by XIOM, that all outstanding, unexercised warrants and options will be cancelled. The following summary description of the Common Stock is qualified in its entirety by reference to the Company's Certificate of Incorporation and all amendments thereto.

Common Stock:

Our authorized capital stock consists of 125,000,000 shares of common stock, par value $.0001 per share. Each share of Common Stock entitles its holder to one non-cumulative vote per share and, the holders of more than fifty percent (50%) of the shares voting for the election of directors can elect all the directors if they choose to do so, and in such event the holders of the remaining shares will not be able to elect a single director.  Holders of shares of Common Stock are entitled to receive such dividends, as the board of directors may, from time to time, declare out of Company funds legally available for the payment of dividends.  Upon any liquidation, dissolution or winding up of the Company, holders of shares of Common Stock are entitled to receive pro rata all of the assets of the Company available for distribution to stockholders.

Stockholders do not have any pre-emptive rights to subscribe for or purchase any stock, warrants or other securities of the Company.  The Common Stock is not convertible or redeemable.  Neither the Company's Certificate of Incorporation nor its By-Laws provide for pre-emptive rights.

Preferred Stock:

Our authorized capital stock consists of 25,000,000 shares of preferred stock, par value $.0001 per share.  The entitlements and terms of the preferred stock has yet to be determined by the Company.

Stockholders do not have any pre-emptive rights to subscribe for or purchase any stock, warrants or other securities of the Company.  The Preferred Stock is not convertible or redeemable.  Neither the Company's Certificate of Incorporation nor its By-Laws provide for pre-emptive rights.

Price Ranges of Our Common Stock:

Market Information:

The Company’s Common Stock is traded on the NASD OTC Bulletin Board under the symbol “EIHC.OB” commencing on or about January 27, 2010.

There is currently a limited trading market for the Company’s Common Stock with the price being very volatile.  The following table shows the reported high and low closing prices per share for our common stock through December 31, 2010.  Since that date through March 30, 2011, the closing price per share has been between $0.075 and $0.026.

	High	Low
Fiscal 2010:
Fourth quarter	$0.10	$0.02
Third quarter	0.09	$0.01
Second quarter	0.165	0.07
First quarter	0.30	0.14

Fiscal 2009:
Fourth quarter	$0.45	0.22
Third quarter	0.49	$0.21
Second quarter	0.46	0.09
First quarter	0.35	0.10

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

On January 15, 2010, the Company issued 244,444 shares of its common stock to the daughter of the former chief executive officer of XIOM (to October 31, 2009) pursuant to a cashless exercise of 300,000 stock options which had been granted to her in May 2009 and the Company committed to issue 150,000 shares of its common stock (issued September 15, 2010) to a consultant for services rendered.  On February 17, 2010, the Company issued 211,765 shares of its common stock to a former consultant to XIOM pursuant to a cashless exercise of 300,000 stock options which had been granted to him in May 2009.  On March 30, 2010, the Company issued 250,000 shares of its common stock to the former chief executive of XIOM (to October 31, 2009) for services rendered.  The $42,500 fair value of the shares was included in selling, general and administrative expenses in the three months ended March 31, 2010.  On January 31, 2010, February 28, 2010, and June 30, 2010, the Company committed to issue a total of 253,382 shares of its common stock (issued September 15, 2010) pursuant to the three employment agreements discussed in Note 13.  On September 20, 2010, the Company issued 250,000 shares of its common stock for consulting services rendered.  Of the 9,268,797 shares committed to be issued at June 30, 2010, 1,123,855 shares were issued in September 2010. The remaining 8,144,942 shares committed to be issued were issued on 23 March 2011. In April, 2010, the Company issued 750,000 shares to an investor for an investment of $125,000.

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock during the year ending December 31, 2010.

Equity Compensation Plan Information

None

ITEM 6. SELECTED FINANCIAL INFORMATION

Not required

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION.

Overview

 We currently do not plan to conduct any business other than the business in which EIHC and its subsidiary EQUISOL are engaged..

Plan of Operations:

The Company’s plans to move into an expansion phase were adversely affected by the weakened economy during fiscal 2010.  The Company focused on removing unprofitable lines and customers while divesting impaired assets as well as underperforming employees with the goal of reducing selling, general, and administrative costs.  As a result, while the overall annual revenue decreased from $4.6 million in 2009 to $3.3 million in 2010, the Company’s gross profit improved from $1.2 million  to $1.5 million with the Company’s Equisol subsidiary reporting record earnings before interest, taxes & depreciation of $328,796 for the 2010. Going forward, the focus of the Company is to expand organically through increased sales and improved productivity by holding down selling, general, and administrative costs.  The parent company will begin to acquire other entities focused on environmental equipment manufacturing, engineering, services, and consulting as well as geographic expansion throughout North America.  Longer term, we anticipate to pursue such acquisitions internationally.

The Company has approximately $1.5 million of firm contracts in house. The Company needs to raise additional funds to operate for the next 3 months even if it does not sell any systems or services.

The Company is not able to accurately forecast sales for fiscal 2011. The Company does not have sufficient cash resources and revenue to adequately support overseas marketing plans for the foreseeable future. Therefore, without increasing revenues or acquiring additional capital, it is likely that our overseas marketing plans will have to proceed at a slower rate.

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

Our significant accounting policies are summarized in Note 3 of our audited financial statements for the year ended December 31, 2010. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Accounting Standards Codification (“ASC”) ASC 360-10-35, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews long-lived assets, including its property and equipment, goodwill and other intangible assets, which include trade names and customer accounts and patents, for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. Management believes that there are no impaired long-lived assets at December 31, 2010 and 2009.

Recently Adopted Accounting Pronouncements

The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity that enters into business combinations that are material on an individual or aggregate basis.

The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The amendments were effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this amendment did not have a material impact on the Company’s financial statements.

The FASB has issued ASU No. 2010-12, Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. This ASU updates the Codification for the SEC Staff Announcement, Accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act. That announcement provides guidance on the accounting effect, if any, that arises from the different signing dates between the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act (collectively the "Acts"). This announcement provides that after consultation with the FASB staff, the Office of the Chief Accountant would not object to a view that the two Acts should be considered together for accounting purposes. For this specific fact pattern, the SEC staff would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act. This view is based in part on the SEC staff's understanding that the two Acts, when taken together, represent the current health care reforms as passed by Congress and signed by the President. The SEC staff does not believe that it would be appropriate to analogize to this view in any other fact patterns. The adoption of this amendment did not have a material impact on the Company’s financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives, which clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. The amendments in the ASU were effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. The adoption of this amendment did not have a material impact on the Company’s financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. All of the amendments in the ASU were effective upon issuance (February 24, 2010. The adoption of this amendment did not have a material impact on the Company’s financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2010-08, Technical Corrections to Various Topics,thereby amending the FASB Accounting Standards CodificationTM (Codification). This ASU resulted from a review by the FASB of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB’s original intent. The amendments do not fundamentally change U.S. GAAP. However, certain clarifications on embedded derivatives and hedging reflected in Topic 815, Derivatives and Hedging , may cause a change in the application of the guidance in Subtopic 815-15. The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) applies to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. All other amendments are effective as of the first reporting period (including interim periods) beginning after the date this ASU was issued (February 2, 2010). The adoption of this amendment did not have a material impact on the Company’s financial statements.

The FASB has issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this amendment did not have a material impact on the Company’s financial statements.

The FASB has issued ASU No. 2010-02, Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification. This ASU clarifies the application of the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance. The amendments in this ASU expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. ASU 2010-02 is effective beginning in the period that an entity adopts FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB 51 (now included in Subtopic 810-10). If an entity has previously adopted Statement 160, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The adoption of this amendment did not have a material impact on the Company’s financial statements..

The FASB has issued Accounting Standard Update (ASU) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments to the Codification in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codifies the consensus reached in EITF Issue No. 09-E, "Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash," and is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this amendment did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

The FASB has issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification™ (Codification) Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The Company is evaluating the impact this ASU may have on its financial statements.

The FASB has issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU reflects the decision reached in EITF Issue No. 10-A. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company is evaluating the impact this ASU may have on its financial statements.

The FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company is evaluating the impact this ASU may have on its financial statements.

Results of Operations:

For the Fiscal Years Ended December 31, 2010 Versus December 31, 2009

For the fiscal year ended December 31, 2010, the Company recorded $3,272,000 in sales and cost of sales of $1,727,000. This is in comparison to total sales of 4,613,000 and cost of sales of $3,341,000 for the fiscal year ended December 31, 2009. These amounts exclude the results of operations of the Company’s discontinued operations.. Gross profit for fiscal 2010 was $1,545,000 or 47%, an increase of $273,000 compared to the gross profit in fiscal 2009 of $1,272,000 (which was 28% of revenue).  This decrease in sales and increase in gross profit in fiscal 2010 resulted primarily from general economic conditions and the Company's decision to pursue profitable sales.

Selling, general and administrative expenses increased from $1,841,000 in fiscal 2009 to $2,433,000 in fiscal 2010.  This increase resulted from a nonrecurring $433,000 charge in fiscal 2010 for uncollectibility of amounts due from its subsidiary which filed for bankruptcy in March, 2011; a charge for stock-based compensation of $190,000, and deferred compensation for officers of $362,000, partially offset by reductions in selling, general, and administrative expenses.

Other expense decreased from $7,111,000 in fiscal 2009 to $83,000 in fiscal 2010.  While interest expense was essentially unchanged between periods, in 2009 the Company recorded a $7,099,000 charge for impairment of goodwill, which resulted from accounting for the merger of Equisol and the Company as a reverse merger. Because the Company’s XIOM subsidiary, prior to the merger, had a significant stockholder’s deficit and had sustained operating losses for several years, the goodwill resulting from the reverse merger was considered by management to be impaired.

The Company recorded a loss from discontinued operations in fiscal 2010 of $1,259,000, and a loss from a different discontinued operation of $64,000 in fiscal 2009. In November, the Company’s board of directors determined that a sale of its XIOM subsidiary was in the best interests of the Company’s shareholders.The Company’s results of operations showed a loss of $7,834,000 in 2009 and a net loss of $2,229,000 in fiscal 2010. This decreased loss was attributable to the the goodwill impairment charge in 2009, versus the loss from discontinued operations in fiscal 2010, partially offset by the increase in gross profit and increased by the higher general and administrative expenses as described above.

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

Liquidity, Capital Resources and Operations:

Our liquidity comes from two sources.  Internally, if we increase sales, we would be able to increase the acquisition of raw materials and increase our production as well as hire more employees to increase our billable services.  This would in turn increase the short-term liquidity of the Company.  Externally, we may gain long-term liquidity from the sale of common stock and from the exercise of warrants by the shareholders from the recent private placements.

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

At December 31, 2010, the Company had negative working capital of $1,019,000. During the fiscal years ended December 31, 2010, net cash used by operating activities was $1,737,000; in fiscal 2009, operating activities used $278,000. The Company incurred net losses of $2,229,000 for the fiscal year ended December 31, 2010 an improvement from the fiscal year ended December 31, 2009 when net losses were $7,835,000. Additionally, at December 31, 2010, the Company had a Stockholders’ Deficit of $4,848,000.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operations, it will need to seek financing from outside sources.  To this end, the Company is constantly pursuing private debt and equity sources.  However, there is no assurance that any future financing, if successful, will be sufficient to allow the Company to operate profitably or successfully. The Company raised $60,000 from a borrowing from a private investor in February, 2011 [need terms of loan – maturity date, interest rate, convertible features if any and attached or detached warrants, if any]. It is also the intention of the Company’s management to improve profitability by significantly increasing sales of its environmental services in fiscal 2011 while maintaining reasonable levels general and administrative expenses as the company grows.

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

In connection with the acquisition of Equisol, LLC, the Company raised $705,000 in a private placement. These funds were used to pay for costs of the acquisition and working capital needs such as outstanding and overdue payables.

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

Item 8.	FINANCIAL STATEMENTS

Index To Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the years ended
December 31, 2010 and 2009	F-4

Consolidated Statements of Changes in Stockholders’
Deficit for the years ended December 31, 2010 and 2009	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2010 and 2009	F-7

Notes to Consolidated Financial Statements	F-8

Environmental Infrastructure Holdings Corp.
Consolidated Balance Sheets
As of December 31, 2010 and 2009

	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$18,323	$224,136
Accounts receivable, net of allowance for doubtful accounts of $135,244 and $160,000, respectively	551,093	384,460
Inventory	94,841	173,655
Prepaid expenses and other current assets	-	11,665
Total Current Assets	664,257	793,916

Property and equipment, net of accumulated depreciation and amortization	8,099	9,919

Intangible assets, net of accumulated amortization and impairment allowances	275,464	281,464

Assets of discontinued operation held for sale	40,587	609,852

Total Assets	$988,407	$1,695,151

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Current portion of debt	$376,612	$855,763
Notes payable to related party	407,202
Accounts payable	475,655	462,226
Accrued expenses	70,121	78,060
Accrued compensation	417,358	-
Accrued interest	130,844	22,070
Total Current Liabilities	1,877,792	1,418,119

Long term portion of debt	199,941	216,310
Liabilities of discontinued operation held for sale	4,015,912	3,312,926
Total Liabilities	6,093,645	4,947,355

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value; authorized 25,000,000 shares, none issued
Common stock, $.0001 par value; authorized 125,000,000 shares: issued and outstanding 48,509,795 and 41,811,100 shares respectively)	4,851	4,181
Committed to be issued 25,019,235 and 9,609,942 shares respectively	2,502	961
Additional paid in capital	6,053,145	5,345,807
Deficit	(11,165,736)	(8,603,153)
Total Stockholders' Deficit	(5,105,238)	(3,252,204)

Total Liabilities and Stockholder's Deficit	$988,407	$1,695,151

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Operations
For the Years Ended December 31,

	2010	2009

Revenues	$3,272,183	$4,613,191

Cost of Revenues	1,726,990	3,340,926

Gross Profit	1,545,193	1,272,265

Operating Expenses
Selling, general and administrative expenses	2,607,798	1,841,071

Operating Loss	(1,062,605)	(568,806)

Other (Expense) Income
Interest Expense	(83,235)	(12,632)
Interest Income	155	233
Total Other (Expense) Income	(83,080)	(12,399)

Loss from Continuing Operations before Income Tax Provision	(1,145,685)	(581,205)

Income tax provision	-	31,008

Loss from Continuing Operations	(1,145,685)	(612,213)

Loss from Discontinued Operations, net of income tax	(1,416,898)	(7,222,559)

Net Loss	$(2,562,583)	$(7,834,772)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.02)	$(0.02)
Loss from discontinued operations	(0.02)	(0.26)
Net Loss	$(0.04)	$(0.28)

Weighted average number of common shares outstanding, basic and diluted	68,746,144	27,892,844

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2010 and 2009

	Common Stock, $.0001 Par Value				Additional		Total
	Issued Shares		Shares Committed to be Issued		Paid	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	In Capital	Deficit	Deficit
Balance, December 31, 2008	18,080,005	$1,808	8,084,942	$808	$144,590	$(493,243)	$(346,037)

Net loss for year ended December 31, 2008	-	-	-	-	-	(94,077)	(94,077)

Balance, December 31, 2008	18,080,005	1,808	8,084,942	808	144,590	(587,320)	(440,114)

Conversion of convertible note to common stock on December 7, 2009	483,688	48	-	-	149,952	-	150,000

Spinoff of subsidiary to members of Equisol on December 7, 2009	-	-	-	-	(144,477)	(181,061)	(325,538)
	18,563,693	1,856	8,084,942	808

Shares retained by EIHC shareholders in reverse merger with Equisol, LLC on December 7, 2009	23,247,407	2,325	1,125,000	113	5,135,432	-	5,137,870

Sales of additional shares from December 7, 2009 to December 31, 2009 under XIOM private placement which commenced prior to the reverse merger with Equisol on December 7, 2009, net of offering costs of $39,650	-	-	400,000	40	60,310	-	60,350

Net loss for year ended December 31, 2009	-	-	-	-	-	(7,834,772)	(7,834,772)

Balance, December 31, 2009	41,811,100	4,181	9,609,942	961	5,345,807	(8,603,153)	(3,252,204)

Additional shares committed to be issued to members of Equisol due to nonreceipt of $1,500,000 by February 5, 2010 per the terms of the membership purchase agreement dated December 7, 2009	-	-	15,643,296	1,564	(1,564)	0	-

Issuance of shares which were committed to be issued to parties at December 31, 2009	1,525,000	153	(1,525,000)	(153)	-	-	-

Sales of shares under private placement, net of offering costs of $10	440,000	44	-	-	109,946	-	109,990

Conversion of debt and accrued interest at Jan 2010	603,600	60	-	-	162,912	-	162,972

Sale of shares in May 2010	750,000	75	-	-	124,925	-	125,000

Exercise of stock options pursuant to cashless exercise provisions	456,209	46	-	-	(46)	-	-

Issuance of shares for consulting services	800,000	80	-	-	104,920	-	105,000

Issuance of shares and shares committed to be issued pursuant to employment agreements	2,123,886	212	1,290,997	130	179,419	-	179,761

Interest expense charge resulting from reduction in conversion price of convertible notes and and exercise price of warrants pursuant to December 3, 2010 agreement	-	-	-	-	26,826	-	26,826

Net loss for year ended December 31, 2010	-	-	-	-	-	(2,562,583)	(2,562,583)

Balance, December 31, 2010	48,509,795	4,851	25,019,235	2,502	6,053,145	(11,165,736)	(5,105,238)

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2010	2009

Cash Flow from Operating Activities
Net Loss	$(2,429,877)	$(7,834,772)
Loss from discontinued operations	1,416,898	7,222,559
Adjustments to reconcile net loss to cash used in operating activities:
Provision for doubtful accounts	-	85,000
Depreciation and amortization	9,393	35,517
Amortization of debt discounts	-	5,949
Issuance of stock for services	284,761
Net change in operating assets and liabilities:
Accounts Receivable	(186,633)	200,796
Inventory	78,814	(11,491)
Prepaid expenses and other current assets	11,665	(1,459)
Accounts payable	(119,277)	52,263
Accrued expenses	518,193	90,767
Net cash used in operating activities - continuing operations	(1,737,433)	(278,320)
Net cash used in operating activities - discontinued operations
Net cash used in operating activities	(1,737,433)	(278,320)

Cash Flow from Investing Activities
Increase in cash due to acquisition of XIOM Corp., including escrow cash of $268,975 related to its private placement offering	-	348,028
Intangible assets additions	-	(5,451)
Property and equipment additions	(1,573)	(6,320)
Net cash provided by (used in) investing activities - continuing operations	(1,573)	336,257
Net cash provided by (used in)investing activities - discontinued operations
Net cash provided by (used in) operating activities	(1,573)	336,257

Cash Flow from Financing Activities
Increases in debt	407,021	9,241
Decreases in debt	(392,027)	(105,390)
Proceeds from private placement and private offerings, net of offering costs	234,990	265,325
Net cash provided by financing activities - continuing operations	1,516,505	169,176
Net cash provided by financing activities - discontinued operations
Net cash provided by financning activities	1,516,505	169,176

Increase (decrease) in cash and cash equivalents	(226,261)	227,113
Cash and cash equivalents, beginning of year	246,725	19,612
Cash and cash equivalents, end of year	20,464	246,725
Less cash and cash equivalents of discontinued operations at end of year	2,141	22,589
Cash and cash equivalents of continuing operations at end of year	$18,323	$224,136

Supplemental disclosures of cash flow information:
Interest paid	$-	$105,881
Income taxes paid	$-	$31,008

Supplemental noncash disclosures:
Conversion of Equisol convertible note to common stock on December 7, 2009	$-	$150,000

Conversion of debt and accrued interest to common stock	$162,972	$-

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2010 and 2009

1)	ENTITY AND ORGANIZATION

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

Operations

From offices located in Pennsylvania, Texas, and Louisiana, Equisol and its subsidiaries operate as an equipment solutions provider, delivering environmentally friendly products, services, and engineering solutions to customers.

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

In December, 2010, the board of directors of EIHC determined that it was in the best interest of the stockholders to dispose of the XIOM subsidiary. Accordingly, the assets and liabilities of XIOM have been shown as held for sale in the accompanying financial statements. Efforts to sell the XIOM subsidiary were unsuccessful, and on March 25, 2011, XIOM filed a voluntary petition in the United States Bankruptcy Court - Districtof Delaware under Chapter 7 of the United States Bankruptcy Code requesting liquidation of the assets and liabilities of Xiom Corp. As of the filing, Xiom had estimated assets of $340,745 and liabilities of $4,044,878.

2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated balance sheet at December 31, 2010 includes the accounts of EIHC and its wholly-owned subsidiaries Equisol (including Equisol’s Gulf States subsidiary).. The consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2010 and 2009 include the accounts of EIHC and Equisol,. As of December 7, 2009, the Equisol’s PDIR subsidiary was spun off to Equisol’s members prior to the merger with EIHC, and is accounted for prior to that date as a discontinued operation in the consolidated financial statements presented. In November, 2010, the board of directors determined to sell the Company’s wholly-owned subsidiary XIOM Corp, and its results of operations and assets and liabilities are shown as a discontinued operation in 2010 and 2009. All significant intercompany balances and transactions have been eliminated in consolidation.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Accounting Standards Codification (“ASC”) ASC 360-10-35, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews long-lived assets, including its property and equipment, goodwill and other intangible assets, which include trade names and customer accounts and patents, for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. Management believes that there are no impaired long-lived assets at December 31, 2010 and 2009. Coincident to the 2009 acquisition of XIOM, the Company recorded an impairment loss on the goodwill resulting from its acquisition of XIOM of $7,099,110. See Note 6.

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

Basic EPS is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS gives effect to all potentially dilutive common shares during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. For the years ended December 31, 2010 and 2009, the diluted loss per common share calculation excluded the following potentially dilutive securities:

	Common Shares Equivalent
	Year Ended December 31,
	2010	2009
Convertible notes payable (see Note 8)	7,635,017	2,239,700
Stock options (see Note 10)	6,186,500	6,186,500
Common stock purchase warrants (see Note 10)	3,653,916	3,653,916
Total	17,475,433	12,080,116

INCOME TAXES

The Company records the tax effects of all transactions that have been reported in its financial statements. This includes tax effects that are taxable or deductible in the current reporting period, as well as tax effects that will lead to taxable income or tax deductions in future periods. Income taxes are accounted for using the asset/liability method. At each balance-sheet date, a current tax asset or liability is recorded, representing income taxes currently refundable or payable. Deferred tax assets and liabilities are also recorded, representing the tax effects of temporary book-tax differences, which will become payable or refundable in future periods. Deferred tax assets arise principally from net operating losses and capital losses available for carryforward against future years’ taxable income. Under the asset/liability method, the income tax provision is the result of the change in these current and deferred tax accounts from period to period, plus or minus tax payments made or refunds received during the year. A valuation allowance is recognized against deferred tax assets if, based on the weight of available evidence, it is more likely than not (i.e., greater than 50% probability) that some portion or all of the deferred tax asset will not be realized.

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

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's financial statements. For the years ended December 31, 2010 and 2009, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions.

FOREIGN CURRENCY TRANSLATION

For any future foreign subsidiaries, where the functional currency is other than the U.S. Dollar, revenue and expense accounts will be translated at the average rates during the period, and the balance sheet items will be translated at period end rates. Translation adjustments arising from the use of differing exchange rates from period to period will be included as a component of Stockholders’ Equity.  Gains and losses from foreign currency transactions are included in Net Income.  In the years ended December 31, 2010 and 2009, all foreign sales were transacted in U.S. dollars.

SHARE BASED PAYMENTS

Share based payments are made primarily to employees, outside consultants and other professional service providers, from time to time, subject to current cash flow conditions and at the discretion of the Board of Directors. The compensation cost is determined based on the estimated fair value of the shares at the measurement date, which is the earlier of (a) the date at which a commitment for performance by the counterparty to earn the shares is reached (generally the contract date) or (b) the date at which the counterparty’s performance is complete. These compensation costs are capitalized as prepaid expenses and expensed over the remaining term of the respective contracts.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity that enters into business combinations that are material on an individual or aggregate basis.

The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The amendments were effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this amendment did not have a material impact on the Company’s financial statements.

The FASB has issued ASU No. 2010-12, Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. This ASU updates the Codification for the SEC Staff Announcement, Accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act. That announcement provides guidance on the accounting effect, if any, that arises from the different signing dates between the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act (collectively the "Acts"). This announcement provides that after consultation with the FASB staff, the Office of the Chief Accountant would not object to a view that the two Acts should be considered together for accounting purposes. For this specific fact pattern, the SEC staff would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act. This view is based in part on the SEC staff's understanding that the two Acts, when taken together, represent the current health care reforms as passed by Congress and signed by the President. The SEC staff does not believe that it would be appropriate to analogize to this view in any other fact patterns. The adoption of this amendment did not have a material impact on the Company’s financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives, which clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. The amendments in the ASU were effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. The adoption of this amendment did not have a material impact on the Company’s financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. All of the amendments in the ASU were effective upon issuance (February 24, 2010. The adoption of this amendment did not have a material impact on the Company’s financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2010-08, Technical Corrections to Various Topics,thereby amending the FASB Accounting Standards CodificationTM (Codification). This ASU resulted from a review by the FASB of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB’s original intent. The amendments do not fundamentally change U.S. GAAP. However, certain clarifications on embedded derivatives and hedging reflected in Topic 815, Derivatives and Hedging , may cause a change in the application of the guidance in Subtopic 815-15. The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) applies to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. All other amendments are effective as of the first reporting period (including interim periods) beginning after the date this ASU was issued (February 2, 2010). The adoption of this amendment did not have a material impact on the Company’s financial statements.

The FASB has issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this amendment did not have a material impact on the Company’s financial statements.

The FASB has issued ASU No. 2010-02, Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification. This ASU clarifies the application of the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance. The amendments in this ASU expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. ASU 2010-02 is effective beginning in the period that an entity adopts FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB 51 (now included in Subtopic 810-10). If an entity has previously adopted Statement 160, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The adoption of this amendment did not have a material impact on the Company’s financial statements..

The FASB has issued Accounting Standard Update (ASU) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments to the Codification in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codifies the consensus reached in EITF Issue No. 09-E, "Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash," and is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this amendment did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

The FASB has issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification™ (Codification) Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The Company is evaluating the impact this ASU may have on its financial statements.

The FASB has issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU reflects the decision reached in EITF Issue No. 10-A. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company is evaluating the impact this ASU may have on its financial statements.

The FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company is evaluating the impact this ASU may have on its financial statements.

3)	ACQUISITION OF EIHC AND DISCONTINUED OPERATIONS

As noted above, on December 7, 2009, EIHC (legal acquirer) acquired Equisol and its subsidiaries (legal acquiree) in a transaction which has been accounted for in the accompanying financial statements as a reverse merger. As a result, the financial position and results of operations of EIHC and its subsidiary XIOM prior to the date of the acquisition have been excluded from the accompanying financial statements.  In connection with the merger, Equisol members received 18,563,693 shares and were entitled to receive an additional 8,084,942 shares. At the closing price on the date of acquisition, this represented consideration of $7,728,104.

The estimated fair values of the identifiable net assets of EIHC (and XIOM) at December 7, 2009 (date of acquisition) consisted of:

Cash and cash equivalents, including $268,975 held in escrow from XIOM private placement offering	$348,028

Accounts receivable (net of allowance for doubtful accounts of $85,000)	17,614
Stock subscription receivable (collected December 8, 2009)	204,975
Inventory	178,584
Prepaid expenses and other current	22,562
Property and equipment, net	167,263
Patents	2,400
Retainage receivable	51,851
Investment in and advances to investee	50,000
Security deposits	11,445
Total assets	1,054,722
2
Current portion of debt	1,819,311
Accounts payable	1 416,783
Accrued expenses	276,107
Accrued compensation	150,000
Accrued interest	373,426
Total liabilities	3,055,627
7
Identifiable net assets	$(1,980,905)

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

The following pro forma information summarizes the results of operations for the period indicated as if the acquisition occurred at December 31, 2008. The pro forma information is not necessarily indicative of the results that would have been reported had the transaction actually occurred on December 31, 2008, nor is it intended to project results of operations for any future period.

Pro Forma	Year Ended December 31,
2009

Revenues	$5,340,707
Cost of Revenues	3,868,835
Gross profit	1,471,872
Selling, general and administrative expenses	5,014,356
Operating loss	(3,542,484)
Interest expense, net	(1,104,787)
Loss from continuing operations before income tax provision	(4,647,271)
Income tax provision	(31,008)
Loss from continuing operations	(4,678,279)
Income from discontinued operations, net of income tax	2,661
Net loss	$(4,675,618)
Diluted loss per common share	$(0.17)

In December, 2010, the board of directors of EIHC determined that it was in the best interest of the stockholders to dispose of the XIOM subsidiary. Accordingly, the assets and liabilities of XIOM have been shown as held for sale in the accompanying financial statements. Efforts to sell the XIOM subsidiary were unsuccessful, and on March 25, 2011, XIOM filed a voluntary petition in the United States Bankruptcy Court – District of Delaware under Chapter 7 of the United States Bankruptcy Code requesting liquidation of the assets and liabilities of Xiom Corp. As of the filing, Xiom had estimated assets of $340,745 and liabilities of $4,044,878.

4)	INVENTORY

Inventory consisted of the following as of December 31, 2010 and 2009, consisting of finished goods of $94,841 and $173,656, respectively.

5)	PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following as of December 31, 2010 and 2009:

	Useful Life- Years	2010	2009
Machinery and equipment	5-10	$66,072	$64,499
Vehicles	3-5	28,587	28,587
Furniture and fixtures	5-7	5,522	5,522
		100,181	98,608
Less accumulated depreciation and amortization		(92,082)	(88,689)

Property and equipment, net		$8,099	$9,919

Depreciation and amortization of property and equipment for the years ended December 31, 2010 and 2009 was $3,393 and $27,074, respectively.

6)	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, net, consisted of the following as of December 31, 2010 and 2009:

	2010	2009
Goodwill:
Acquisition of EIHC (formerly XIOM) on December 7, 2009	$7,099,110	$7,099,110
Impairment recognized on acquisition of EIHC (formerly XIOM)	(7,099,110)	(7,099,110)
Net	-	--

Acquisition of Gulf States Chlorinator & Pump Inc. on March 1, 2006	237,464	237,464

Other Intangible Assets:
Trade name and customer accounts:
Acquisition of intangible assets of Kerrigan Dupree, Inc. on April 17, 2007	60,000	60,000
Accumulated amortization	(22,000)	(16,000)
Net	38,000	44,000

Intangible assets, net	$275,464	$281,464

Goodwill is not amortized but is reviewed for impairment at least annually. The trade name and customer accounts and the patent costs are amortized over their estimated economic lives of 10 years. Expected future amortization of intangible assets for the years ending December 31, 2011, 2012, 2013, 2014, and 2015 is $6,000.

7)	DEBT

Debt consisted of the following at December 31, 2010 and 2009:

	2010	2009
Equisol:
Due bank under revolving line of credit, interest at prime rate plus 1%, due in May, 2010 pursuant to annual ‘clean-up” provision, secured by Equisol assets, right of offset and personal guaranties of two officers of the Company and their spouses. The balance owing of $400,000 under this line of credit was substantially satisfied by cash advances received by it in August 2010 from the Company’s spun-off PDIR/ Penn-Del subsidiary (see note 8)	$-	$400,000

Due another bank under E&I revolving line of credit,  interest at 6.05% (default rate of 18%) and 7.25%, respectively, due 6/29/10, secured by accounts receivable of E&I ($0 at December 31, 2009 ) and by a right of setoff related to cash held at this bank. At 12/31/09, this bank held personal guaranties of the former owners of  E&I; on February 25, 2010, the remaining balance due under this line of credit was paid down to zero by the Company.  However, the former owners of E&I have retained borrowing authority under the line of credit and new borrowings have continued to occur since that date. To the date of the issuance of these financial statements, known borrowings under the line of credit in E & I’s name have been $29,000, the proceeds of which may be used to satisfy the $43,357 listed below in this table as due to the former owners at December 31, 2010, in a similar self-reimbursement to that of approximately $70,000 made by them from the line in 2008. In March 2010, the former owners reimbursed themselves $8,200, of which $3,495 was applied to reduce the amount due them by the Company and $4,705 represented expenses paid claimed by them as reimburseable Company expenses. Legal counsel to the Company is not aware of, nor has Company management advised them, of any formal litigation that has been commenced by the former owners or of claims made against the Company, if any, by the former owners or related matters of financial consequence arising out of day to day operations of E&I  prior to its cessation in 2010.  The Company believes its financial exposures concerning the former owners is likely limited to the extent of the remainder due of the $43,357. Management of the Company has indicated it is legally dissolving E&I which has already merged out of existence for income tax purposes.
	16,508	150,000

Debt due related parties and others, interest at 8%, due on demand, secured by all Equisol assets under a lien junior to that of the $400,000 promissory note payable, to realated party (see note 8), formerly, convertible into Equisol membership units (net of unamortized discounts of $0 and $5,332, respectively).	162,067	214,254

Loan payable to chief executive officer of the Company, interest at 8%, due on demand	112,600	145,581

Loan payable to former owners of E & I, interest at 0%, due on demand (see the related discussion above in this table related to the balance due of $16,508 and $150,000 at December 31, 2010 and 2009 respectively, under the revolving line of credit with another bank)	43,357	46,852

Gulf States:
SBA guaranteed loan payable to financial institution, interest at prime rate plus 2.75%, due in monthly installments of principal and interest of $5,000 with balance due on May 31, 2016, secured by guaranties of Equisol and two officers of the Company, certain personal property, and certain real property owned by two officers of the Company. The loan requires, among other things, prior lender written consent concerning transfer or disposal of Company assets, payment of distributions, or changes in ownership structure during the period the loan is outstanding	242,021	289,446

Vehicle loans	-	2,259

EIHC:
Loan payable to financial institution for insurance premium financing, interest at 10.6%, due in 7 monthly installments of principal and interest of $1,311 from March 2010 to September 2010	-	8,707

Total	576,553	1,257,099

Less current portion of debt	(376,612)	(1,011,478)

Long term portion of debt	$199,941	$245,621

Maturities of the debt as of December 31, 2010 for the next five years and thereafter are as follows:

Year ending December 31,

2011	376,612
2012	42,972
2013	47,003
2014	47,114
2015	50,707
Thereafter	12,145
Total	$576,553

Convertible Notes from Discontinued Operation

The following notes of the Company’s wholly-owned subsidiary XIOM Corp. are convertible at December 31, 2010 into shares of the Company’s common stock, as shown below.

Convertible notes sold to investors in 2007, interest at 7% (default rate of 15%), originally due April 2012 (but acceleratable since required Registration Statement was not declared effective by June 2008, one year from the final closing date of the related private offering), convertible at a conversion price of $1.50 per share	$820,000

Convertible note sold to investor in April 2008, interest at 7%, due March 2010, convertible at a conversion price of $1.50 per share – in technical default	500,000

Convertible notes sold to investors from June 2009 to August 2009, interest at 100%, due from December 2009 to February 2010, convertible at a conversion price equal to 75% of the 30 day moving average of the closing price of the Company’s common stock immediately prior to such conversion – in technical default	350,000

Total	$1,670,000

Accrued interest on debt consisted of the following at December 31, 2010 and 2009:

	2010	2009
Equisol loan payable to chief executive officer of the Company	$82,997	$66,269
Equisol convertible debt	35,866	22,070
Accrued interest payable to a related party	11,981	-
Total	$130,844	$88,339

Interest expense incurred for the years ended December 31, 2010 and 2009 is summarized as follows:

	2010	2009
Equisol	$66,990	$51,075
Gulf States	16,245	21,219
Total	$83,235	$72,294

8)	NOTE PAYABLE TO RELATED PARTY

In August 2010, Equisol received cash advances of approximately $400,000 fro PDIR, LLC to satisfy Equisol’s obligations under its bank line of credit (See Note 7).  PDIR, LLC is controlled by two officers of the Company.

The $400,000 promissory note is due in 4 equal installments of $100,000 plus accrued interest thereon at a rate of 8% per annum (overdue principal of 12% per annum) and is secured by all the assets of Equisol, which total $498,834 at December 31, 2010.

The $407,202 balance of the note is due as follows:

Year Ending December 31,

2011	$107,202
2012	100,000
2013	100,000
2014	100,000
Total	$407,202

9)	COMMON STOCK

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

At December 31, 2010, the XIOM convertible note holder holding the 2,300,000 shares also holds $125,000 of notes sold to investors from June 2009 to August 2009 that were due between December 2009 and February 2010, with a conversion price equal to 75% of the 30 day moving average of the closing price of the Company’s common stock prior to such conversion. These convertible notes entitled him to receive 457,038 shares of common stock if the conversion had taken place at December 31, 2010.

(b) On October 15, 2009, XIOM commenced a private placement whereby it planned to sell a minimum of $250,000 and a maximum of $2,000,000 of its $.0001 Par Value Common Stock to accredited investors at a subscription price of $0.25 per unit, which unit included one share of common stock and one warrant to purchase its common stock at $.75 per share. Under the offering, the warrants to purchase common stock are callable if the trading price of the shares close at a price of $1.50 per share for 30 consecutive days. Prior to December 7, 2009, proceeds of $275,000 from subscribers were deposited into escrow, representing 1,100,000 shares issuable under the offering. From December 7, 2009 to December 31, 2009, another $100,000 was deposited into escrow, representing 400,000 shares issuable under the offering. In January and February 2010, $110,000 was deposited into escrow from subscribers, representing 440,000 shares issuable under the offering.

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

Effective January 15, 2010, the Company issued 150,000 shares of its common stock (issued September 15, 2010) to a consultant for services rendered. The $40,500 fair value of the shares was included in selling, general and administrative expenses in the three months ended March 31, 2010.

Effective January 22, 2010, the Company issued 603,600 shares of its common stock to a noteholder in satisfaction of debt ($140,000) and accrued interest ($42,472).

Effective February 5, 2010, the Company committed to issue an additional 15,643,296 shares of its common stock to the former members of Equisol, LLC due to nonreceipt of $1,500,000 by February 5, 2010 per the terms of the membership purchase agreement dated December 7, 2009.

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

On May 20, 2010, the Company committed to issue 750,000 shares of its common stock to an investor in exchange for $125,000 cash.

Effective September 20, 2010, the Company issued 250,000 shares of its common stock for consulting services rendered.  The $10,000 fair value of the shares was included in Selling, General, and Administrative expenses in the three months ended September 30, 2010.

On December 30, 2010, the Company issued a total of 150,000 shares to two consultants pursuant to a Consulting Agreement dated November 19, 2010 (see Note 12).  The $12,500 fair value of the shares was included in selling, general, and administrative expenses in the three months ended December 31, 2010.

For the year ended December 31, 2010, the Company committed to issue a total of 3,414,883 shares of its common stock pursuant to the three employment agreements discussed in Note 12.  The $179,761 fair value of the shares was included in selling, general, and administrative expenses in the year ended December 31, 2010.

Of the 25,019,235 shares committed to be issued at December 31, 2040, 1,290,997 shares were issued on February 23, 2011 and 23,728,238 shares were issued on March 24, 2011.

10)	STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock option and warrant activity for the years ended December 31, 2009 and 2010 follows:

	Common Shares Equivalent
	Stock Options	Warrants
Outstanding at December 31, 2008	-	-

Prior XIOM grants honored in connection with reverse
Merger with Equisol on December 7, 2009	6,186,500	3,253,916
Granted and issued (see Note 9)	-	400,000
Exercised	-	-
Forfeited/ expired/ cancelled	-	-

Outstanding at December 31, 2009	6,186,500	3,653,916

Granted and issued (See Note 9)	-	-
Exercised (See Note 9)	(456,209)	-
Forfeited/expired/cancelled (See Note 9)	(211,291)	-

Outstanding at December 31, 2010	5,519,000	3,653,916

Stock options outstanding at December 31, 2010 follow:

Granted in Year Ended	Number Outstanding	Exercise	Expiration
December 31,	and Exercisable	Price	Date

2006	214,000	$0.50	February 28. 2011
2006	350,000	$0.58	October 14, 2011
2007	250,000	$0.42	July 5, 2012
2007	300,000	$0.42	August 14, 2012
2007	30,000	$1.25	August 30, 2012
2007	525,000	$0.50	October 15, 2012
2008	300,000	$1.05	February 19, 2013
2008	500,000	$0.42	February 29, 2013
2009	1,500,000	$0.25	February 27, 2014
2009	750,000	$0.50	March 23, 2014
2009	500,000	$0.75	March 23, 2014
2009	300,000	$0.05	May 26, 2014

Total	5,519,000

Warrants outstanding at December 31, 2010 follow:

Issued in Year Ended	Number Outstanding	Exercise	Expiration
December 31,	and Exercisable	Price	Date

2007	666,666	$2.00	June 2012
2007	666,666	$2.50	June 2012
2007	154,667	$1.00	June 2012
2007	154,667	$1.25	June 2012
2008	250,000	$1.50	March 2013
2008	250,000	$1.80	March 2013
2008	6,250	$2.00	March 2013
2008	5,000	$2.50	March 2013
2009	1,100,000	$0.75	December 31, 2012
2009	400,000	$0.75	December 31, 2012

Total	3,653,916

As a result of the Chapter 7 filing of the Xiom subsidiary, it is expected that all Xiom related options and warrants are immediately terminated.

11)	INCOME TAXES

For 2009 and prior years, Equisol, GSCP, and XIOM have filed separate federal and state income tax returns; returns for 2010 have not yet been filed. Equisol filed its returns as a partnership and as such their federal taxable income (loss) has been allocated and taxed to their members and were not taxable to Equisol. For income taxes, GSCP has used February 28 as its year end.

For the years ended December 31, 2010 and 2009, the income tax provision consisted of:

	2010	2009
GSCP - Federal income tax	$(8,762)	$26,343
GSCP – State income tax	(312)	4,375
Equisol – State income tax	93	290
Total	$(8,981)	$31,008

For the years ended December 31, 2010 and 2009, the income tax provision differed from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) from continuing operations before income tax provision. The sources of the difference follow:

	2010	2009
Expected tax at 35%	$(780,272)	$(2,729,478)
Nondeductible impairment of goodwill	0	2,484,689
Tax effect of Equisol taxation as a
Tax effect of Equisol taxation as a partnership	0	250,756
Change in EIHC and XIOM valuation allowance	771,291	20,376
State income tax	0	4,665
Actual income tax provision	$(8,981)	$31,008

12)	COMMITMENTS AND CONTINGENCES

LEASES

The Company’s subsidiaries lease office, manufacturing and warehouse space pursuant to various leases on a month-to-month basis. Rent expense for 2010 and 2009 was approximately $60,993 and $96,525, respectively.

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

In December 2009 and January 2010, the Company and Equisol executed two employment agreements with the two chief executive officers of EIHC and Equisol respectively.

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

On August 4, 2010, two former officers of Equisol’s Gulf States Chlorinator & Pump subsidiary, filed a complaint seeking  to terminate their employment agreement for good cause and unspecified damages.  On October 5th, 2010, Equisol filed a Reconventional Demand against the former officers alleging, among other things, breach of contract and amended the same on October 27th, 2010.  Discovery has been initiated and depositions are scheduled for May 2011.

The Company has been a party to an action commenced against Environmental Infrastructure Holdings Corp. and its subsidiary Xiom relating to defaulted notes of $820,000.  On or about November 18, 2010, the plaintiffs filed for a stipulation of dismissal.  In March 2011, Xiom filed for bankruptcy protection.  In April 2011, the noteholders representing the $820,000 converted to common stock.

13)	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements as of December 31, 2010, the Company has a total Stockholders’ Deficit of $3,877,682 and negative working capital of $1,108,749. Additionally, the Company incurred a Net Loss of $2,229,349 for the year ended December 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company will continue seeking to raise money through a series of equity and debt transactions in 2011.

14)	DISCONTINUED OPERATION

As described in Note 1, Equisol spun off its one of its subsidiaries to Equisol’s members prior to the merger with EIHC on December 7, 2009. Accordingly, this operation has been presented as a discontinued operation in the accompanying consolidated financial statements for the period January 1, 2008 to December 7, 2009. As further described in Note 1, the board of directors determined in December, 2010 that it would be in the best interests of the stockholders to sell XIOM Corp. Accordingly, this operation has been presented as a discontinued operation in the accompanying consolidated financial statements as of December 31, 2010 and 2009.

For the years ended December 31, 2010 and 2009, income (loss) from discontinued operation consisted of:

	2010	2008
Revenues	$483,620	$1,732,151
Cost of revenues	(463,442)	(863,592)
Gross profit	20,178	868,559
Selling, general and administrative expenses	(882,043)	(897,395)
Operating income	(861,865)	(28,836)
Interest expense	(396,684)	(64,782)
Income (loss) before income tax provision	(1,258,549)	(93,618)
Income tax provision	_	_
Income (loss) from discontinued operation	$(1,258,549)	$(93,618)

The assets and liabilities of the company spun off at December 7, 2009 (date of spinoff) and December 31, 2010 consisted of:

	December 31,	December 31,	December 7,
	2010	2009	2009
Assets
Cash and cash equivalents	$2,141	$22,589	$18,947
Accounts receivable, net	-	41,775	538,358
Inventory	-	177,833	15,972
Prepaid expenses and other current assets	2,000	21,063	5,098
Total current assets	4,141	263,260	578,375
Property and equipment, net	31,552	164,820	3,259
Other assets, net	108,953	121,148	32,666
Total assets	$144,646	$614,300	$614,300

Liabilities
Current portion of debt	$2,719,505	2,911,744	$7,500
Accounts payable	555,940	394,246	257,855
Accrued expenses	1,852,347	644,447	23,407
Total liabilities	$4,015,912	$3,161,945	$288,762

Net Assets	$3,817,169	$(2,612,621)	$325,538

As of December 31, 2010, Other Assets of XIOM included a $158,500 note receivable from Structural Enhancement Technologies Corp., formerly Extreme Mobile Coatings Worldwide Corp. (“EMWW”), under a delinquent 5% promissory note that was due April 10, 2010 and 451,193 common shares of Structural Enhancement Technologies Corp.

15)	BUSINESS SEGMENTS AND MAJOR CUSTOMERS

EIHC is a holding company that operates through its wholly owned subsidiary Equisol, LLC. The Company operates in one business segment: water treatment systems equipment sales

Substantially all revenues for the years ended December 31, 2010 and 2009 were derived from customers located in the United States.

16)	SUBSEQUENT EVENTS

On February 8, 2011 the Company entered into an debt agreement with Asher Enterprises, Inc. for $68,000 convertible into common stock of the Company.  The terms of the note are 8% per annum with a maturity date of November 10, 2011.

On March 25, 2011, the Company’s wholly-owned subsidiary Xiom Corp. filed a voluntary petition in the United States Bankruptcy Court - District of Delaware under Chapter 7 of the United States Bankruptcy Code requesting liquidation of the assets and liabilities of Xiom Corp. As of the filing, Xiom had estimated assets of $340,745 and liabilities of $4,044,878.

On 25 March 2011, the Company entered into Debt Conversion agreements with 12 XIOM Corp. noteholders and.  The agreement converts $1,140,373 of principal and interest into 4,561,496 shares of the Company’s common stock at a conversion price of $0.25 per share.

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

Management, including our then principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008.  In making this assessment, management used the criteria set forth by [the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment as further discussed in the following paragraph, management believes that the Company maintained ineffective internal control over financial reporting as of December 31, 2009.

Current management and the officers of the Company concluded, based upon extensive restatements of the consolidated financial statements for the year ended December 31, 2009 upon completion of audits by PCAOB Registered independent auditor,  that our disclosure controls and procedures needed improvement and were ineffective to ensure that information required to be disclosed by our company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.  Additionally, management and the chief executive officer/chief financial officer concluded that our company's disclosure controls and procedures needed improvement to ensure that the information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management and its chief executive officer/chief financial officer to allow timely decisions about required disclosure.

As a result, during the quarter ended March 31, 2010, and subsequent to March 31, 2010, we instituted additional levels of review and have retained the services of additional financial professionals with the requisite background and experience that will coordinate and be responsible for our disclosure controls and procedures.

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

Effective as of December 31,2010, the following individuals were elected to the Board of Directors of the Company:

Name	Age	Position
Michael D. Parrish	47	Chairman of the Board of Directors/CEO, President
James K. Weber	45	Secretary/Director
Kurt M. Given	46	Treasurer/Director

____________________

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

James K. Weber
James Weber is a seasoned executive who joined Xiom Corp. with over 23 years of management and technical expertise in the thermal spray industry. Mr. Weber spent the bulk of his extensive career at Sulzer Metco (formerly Metco Perkin-Elmer), the largest global thermal spray company. During his 20-year tenure at the Company he served in a variety of engineering and management roles. Most recently, Mr. Weber was operations manager at Precision Pipeline Solutions, working with large electrical and gas utilities such as Consolidated Edison and National Grid, supplying them with corrosion control coating solutions. Mr. Weber holds several patents related to thermal spray technologies.Mr. Weber is an active member of NACE International (National Association of Corrosion Engineers).

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael D. Parrish, President, Chairman & CEO	2010 2009	$187,358(1) -0-	$175,000(1) -0-	$106,720 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
James K. Weber, President, XIOM Corp.	2010 2009	-0- -0-		$29,758
Kurt M. Given, President, Equisol LLC	2010 2009	-0- -0-	-0- -0-	$53,363 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

(1)	Amounts accrued have been deferred and are shown in the accompanying balance sheet as accrued compensation.

The following table details options granted to each executive officer in the last fiscal year ended December 31, 2010:

Outstanding Equity Awards at Fiscal Year-End

OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Michael D. Parrish, President, Chairman & CEO	-0-	-0-	-0-	N/A	N/A
James K. Weber, President, XIOM Corp.	-0-	-0-	-0-	N/A	N/A
Kurt M. Given, President, Equisol LLC	-0-	-0-	-0-	N/A	N/A

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

Stock Option Plan

The Company plans to submit an Equity Incentive Plan to a vote of shareholders during 2011.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 30, 2011 with respect to the beneficial ownership of the 73,829,030 outstanding shares of the Company's Common Stock by (i) each person known by the Company to beneficially own five percent or more of the outstanding shares; (ii) the Company's officers and directors; and (iii) the Company's officers and directors as a group.  A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days

		Percentage of
Identity of Shareholder	Number of Shares	Beneficial Ownership

Michael D. Parrish	22,820,512	29.11%
200 Barr Harbor Drive, Ste 400
West Conshohocken, PA 19428
Chairman and CEO

Kurt M. Given (2)	14,458,172	18.44%
200 Barr Harbor Drive, Ste 400
West Conshohocken, PA 19428
Executive VP and Director

James K. Weber 114 N. Clinton Avenue Bay Shore, NY 11706 Director	562,6271	0.71%

All Officers and Directors as	37,841,311	48.26%
A Group (5 Persons)

*	Less than 5%
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

(2)	Including 483,688 owned by a member of his family
(3)	Including 430,277 owned by a member of his family

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions Between Us and Our Affiliates

Director Independence

None of our current directors is considered to be independent at this time.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Michael T. Studer, CPA, P.C. as our independent accountants, audited our financial statements for the year ending December 31, 2010 and for the predecessor company for the year ended December 31, 2009, and performed reviews of our financial statements included in our Forms 10-Q during our fiscal year ended December 31, 2010.

Audit Fees:  The aggregate fees billed by Michael T. Studer, CPA, P.C. during the fiscal years ended December 31, 2010 and 2009 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-Q were $27,500 and $32,500, respectively.  For the fiscal years ended December 31, 2009 and 2008, we were billed $60,000 in fees for the audit of our financial statements.

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

The Company’s Board of Directors has annually reviewed and approved the engagement of the Company’s auditors and approved in advance the fee arrangements with regard to audit services and reviews of financial statements included in the Company’s Forms 10-Q, along with audit-related fees and tax fees. Substantially all such fees were approved in advance for 2010 and 2009.

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

Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, XIOM CORP. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on March 30, 2011.

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.

By:	/s/ Michael D. Parrish
Michael D. Parrish, President, Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated:

Signature	Title	Date

/s/ Michael D. Parrish	President, Principal	April 15, 2011
Michael D. Parrish	Executive and Accounting Officer and Director

/s/ James K. Weber	Director	April 15, 2011
James K. Weber

/s/ Kurt M. Given	Director	April 15, 2011
Kurt M. Given