Form 10-K/A
period 2010-12-31
Environmental Infrastructure Holdings Corp
filed 2011-05-04
CIK 1160479

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $2,293,574 on June 30, 2010

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. There were 78,390,526 shares of the Company's common stock outstanding on May 4, 2011.

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

On March 25, 2011, the Company entered into Debt Conversion agreements with 12 XIOM noteholders.  The agreements convert a total of $1,140,373, consisting of $820,000 principal and $320,373 accrued interest, into 4,561,496 shares of the Company’s common stock at a conversion price of $0.25 per share.

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

Employees:

As of December 31, 2010, we employed approximately 15 people.  None of our employees are covered by collective bargaining agreements.  We believe that our relations with our employees are good.

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

In December, 2009, the Company issued 18,563,693 shares to the owners of Equisol, LLC and committed to issue 8,084,942 additional shares so that the owners of Equisol, LLC would own 40% of the fully diluted shares of EIHC. In May, 2010, the Company issued 750,000 shares to an investor for an investment of $125,000.  Of the 25,369,235 shares committed to be issued at December 31, 2010, 1,440,997 shares were issued on February 23, 2011, 23,728,238 shares were issued on March 24, 2011, and 200,000 shares committed to be issued have not yet been issued.  On March 25, 2011, the Company entered into Debt Conversion agreements with 12 XIOM Corp. noteholders.  The agreements convert $1,140,373 of principal and interest into 4,561,496 shares of the Company’s common stock at a conversion price of $0.25 per share.

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

On August 4, 2010, two former officers of Equisol’s Gulf States Chlorinator & Pump subsidiary filed a complaint seeking to terminate their employment agreement for good cause and unspecified damages.  On October 5th, 2010, Equisol filed a Reconventional Demand against the former officers alleging, among other things, breach of contract and amended the same on October 27th, 2010.  Discovery has been initiated and depositions are scheduled for May 2011.

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

Plan of Operations:

The Company’s plans to move into an expansion phase were adversely affected by the weakened economy during fiscal 2010.  The Company focused on removing unprofitable lines and customers while divesting impaired assets as well as underperforming employees with the goal of reducing selling, general, and administrative costs.  As a result, while the overall annual revenue decreased from $4.6 million in 2009 to $3.3 million in 2010, the Company’s gross profit improved from $1.2 million  to $1.5 million with the Company’s Equisol subsidiary reporting record earnings before interest, taxes & depreciation of $328,796 for 2010. Going forward, the focus of the Company is to expand organically through increased sales and improved productivity by holding down selling, general, and administrative costs.  The parent company will begin to acquire other entities focused on environmental equipment manufacturing, engineering, services, and consulting as well as geographic expansion throughout North America.  Longer term, we anticipate to pursue such acquisitions internationally.

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

Results of Operations:

For the Fiscal Years Ended December 31, 2010 Versus December 31, 2009

For the fiscal year ended December 31, 2010, the Company recorded $3,272,000 in sales and cost of sales of $1,878,000. This is in comparison to total sales of 4,613,000 and cost of sales of $3,341,000 for the fiscal year ended December 31, 2009. These amounts exclude the results of operations of the Company’s discontinued operations.. Gross profit for fiscal 2010 was $1,394,000 or 43%, an increase of $122,000 compared to the gross profit in fiscal 2009 of $1,272,000 (which was 28% of revenue).  This decrease in sales and increase in gross profit in fiscal 2010 resulted primarily from general economic conditions and the Company's decision to pursue profitable sales.

Selling, general and administrative expenses increased from $1,816,000 in fiscal 2009 to $2,350,000 in fiscal 2010.  This $536,000 increase resulted primarily from a $445,754 increase in offices’ compensation and $181,900 stock-based compensation for consulting services in 2010, offset partially by a $40,000 decrease in the provision for doubtful accounts.

Other expense increased from $72,000 in fiscal 2009 to $83,000 in fiscal 2010, principally due to interest expense incurred on debt and secured promissory note payable to a related party.

Loss from continuing operations for the year ended December 31, 2010 was $1,039,000 compared to $647,000 for the year ended December 31, 2009, an increase of $392,000.  The increase in loss from continuing operations was principally due to the parent holding company selling, general, and administrative expenses, offset by the improved Equisol gross profit margins described above.

The Company recorded a loss from discontinued operations in fiscal 2010 of $1389,000, and a loss from discontinued operations of $7,187,000 in fiscal 2009. In November 2010, the Company’s board of directors determined that a sale of its XIOM subsidiary was in the best interests of the Company’s shareholders.The Company’s results of operations showed a loss of $7,187,000 in 2009 and a net loss of $1,389,000 in fiscal 2010. This decreased loss was attributable to the the goodwill impairment charge in 2009 of $7,099,000, offset by a full year's selling, general, and administrative expenses of $814,000 in 2010 compared to a one month period amount of $70,000 in 2009 and interest expense in 2010 of $539,000 compared to a one month period amount of $34,000 in 2009; an impairment of property and equipment of $32,000, and a writedown of a minority investment in a publicly traded entity of $25,000 in 2010.

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

At December 31, 2010, the Company had negative working capital of $1,134,000. During the fiscal years ended December 31, 2010, net cash used by operating activities was $176,000; in fiscal 2009, operating activities used $277,000. The Company incurred net losses of $2,429,000 for the fiscal year ended December 31, 2010, an improvement from the fiscal year ended December 31, 2009 when net losses were $7,835,000. Additionally, at December 31, 2010, the Company had a Stockholders’ Deficit of $4,894,000.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operations, it will need to seek financing from outside sources.  To this end, the Company is constantly pursuing private debt and equity sources.  However, there is no assurance that any future financing, if successful, will be sufficient to allow the Company to operate profitably or successfully. The Company raised $68,000 from a borrowing from a private investor in February, 2011 convertible into common stock of the Company with a maturity date of November 2011 and 8% interest per annum. It is also the intention of the Company’s management to improve profitability by significantly increasing sales of its environmental services in fiscal 2011 while maintaining reasonable levels general and administrative expenses as the company grows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Environmental Infrastructure Holdings Corp.:

I have audited the accompanying consolidated balance sheets of Environmental Infrastructure Holdings Corp. and subsidiaries (the Company) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environmental Infrastructure Holdings Corp. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has incurred losses for the years ended December 31, 2010 and 2009 and has a deficiency in stockholders’ equity at December 31, 2010. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
May 4, 2011

Environmental Infrastructure Holdings Corp.
Consolidated Balance Sheets
As of December 31, 2010 and 2009

	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$18,323	$224,136
Accounts receivable, net of allowance for doubtful accounts of $205,000 and $160,000, respectively	481,337	445,085
Inventory	94,841	173,655
Prepaid expenses and other current assets	-	11,664
Total Current Assets	594,501	854,540

Property and equipment, net of accumulated depreciation and amortization	8,099	9,919

Intangible assets, net of accumulated amortization and impairment allowances	275,464	281,464

Assets of discontinued operation held for sale	40,587	549,228

Total Assets	$918,651	$1,695,151

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Current portion of debt	$376,612	$1,011,478
Current portion of secured promissory note payable to related party	107,202	-
Accounts payable	626,616	443,695
Accrued expenses	70,121	96,333
Accrued compensation	417,358	-
Accrued interest	130,844	88,283
Total Current Liabilities	1,728,753	1,639,789

Long term portion of debt	199,941	245,621
Long term portion of secured promissory note payable to related party	300,000	-
Liabilities of discontinued operation held for sale	3,584,296	3,061,945
Total Liabilities	5,812,990	4,947,355

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value; authorized 25,000,000 shares, none issued
Common stock, $.0001 par value; authorized 125,000,000 shares: Issued and outstanding 48,509,795 and 41,811,100 shares, respectively	4,851	4,181
Committed to be issued 25,369,235 and 9,609,942, shares, respectively	2,537	961
Additional paid in capital	6,130,010	5,345,807
Deficit	(11,031,737)	(8,603,153)
Total Stockholders' Deficit	(4,894,339)	(3,252,204)

Total Liabilities and Stockholder's Deficit	$918,651	$1,695,151

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Operations
For the Years Ended December 31,

	2010	2009

Revenues	$3,272,183	$4,613,191

Cost of Revenues	1,877,951	3,340,926

Gross Profit	1,394,232	1,272,265

Operating Expenses
Selling, general and administrative expenses	2,350,302	1,816,496

Operating Loss	(956,070)	(544,231)

Other (Expense) Income
Interest Expense	(83,235)	(72,294)
Interest Income	155	233
Total Other (Expense) Income	(83,080)	(72,061)

Loss from Continuing Operations before Income Tax Provision	(1,039,150)	(616,292)

Income tax provision	-	31,008

Loss from Continuing Operations	(1,039,150)	(647,300)

Loss from Discontinued Operations, net of income tax (including interest expense of $539,176 and $33,587 in 2010 and 2009, respectively, and impairment of XIOM related goodwill upon acquisition by Company of $7,099,110 in 2009)	(1,389,434)	(7,187,472)

Net Loss	$(2,428,584)	$(7,834,772)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.02)	$(0.02)
Loss from discontinued operations	(0.02)	(0.26)
Net Loss	$(0.04)	$(0.28)

Weighted average number of common shares outstanding, basic and diluted	68,746,144	27,892,844

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2010 and 2009

	Common Stock, $.0001 Par Value				Additional		Total
	Issued Shares		Shares Committed to be Issued		Paid	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	In Capital	Deficit	Deficit
Balance, December 31, 2008	18,080,005	$1,808	8,084,942	$808	$144,590	$(493,243)	$(346,037)

Net loss for year ended December 31, 2008	-	-	-	-	-	(94,077)	(94,077)

Balance, December 31, 2008	18,080,005	1,808	8,084,942	808	144,590	(587,320)	(440,114)

Conversion of convertible note to common stock on December 7, 2009	483,688	48	-	-	149,952	-	150,000

Spinoff of subsidiary to members of Equisol on December 7, 2009	-	-	-	-	(144,477)	(181,061)	(325,538)
	18,563,693	1,856	8,084,942	808

Shares retained by EIHC shareholders in reverse merger with Equisol, LLC on December 7, 2009	23,247,407	2,325	1,125,000	113	5,135,432	-	5,137,870

Sales of additional shares from December 7, 2009 to December 31, 2009 under XIOM private placement which commenced prior to the reverse merger with Equisol on December 7, 2009, net of offering costs of $39,650	-	-	400,000	40	60,310	-	60,350

Net loss for year ended December 31, 2009	-	-	-	-	-	(7,834,772)	(7,834,772)

Balance, December 31, 2009	41,811,100	4,181	9,609,942	961	5,345,807	(8,603,153)	(3,252,204)

Additional shares committed to be issued to members of Equisol due to nonreceipt of $1,500,000 by February 5, 2010 per the terms of the membership purchase agreement dated December 7, 2009	-	-	15,643,296	1,564	(1,564)	-	-

Issuance of shares which were committed to be issued to parties at December 31, 2009	1,525,000	153	(1,525,000)	(153)	-	-	-

Sales of shares under private placement, net of offering costs of $10	440,000	44	-	-	109,946	-	109,990

Conversion of debt and accrued interest on January 22, 2010	603,600	60	-	-	162,912	-	162,972

Sale of shares in May 2010	750,000	75	-	-	124,925	-	125,000

Exercise of stock options pursuant to cashless exercise provisions	456,209	46	-	-	(46)	-	-

Issuance of shares and warrants and shares and warrants committed to be issued for consulting services	800,000	80	350,000	35	181,785	-	181,900

Issuance of shares and shares committed to be issued pursuant to employment agreements	2,123,886	212	1,290,997	130	179,419	-	179,761

Interest expense charge resulting from reduction in conversion price of convertible notes and exercise price of warrants pursuant to December 3, 2010 agreement	-	-	-	-	26,826	-	26,826

Net loss for year ended December 31, 2010	-	-	-	-	-	(2,428,584)	(2,428,584)

Balance, December 31, 2010	48,509,795	$4,851	25,369,235	$2,537	$6,130,010	$(11,031,737)	$(4,894,339)

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2010	2009

Cash Flow from Operating Activities
Net Loss	$(2,428,584)	$(7,834,772)
Loss from discontinued operations	1,389,434	7,187,472
Adjustments to reconcile net loss to cash used in operating activities:
Provision for doubtful accounts	45,000	85,000
Depreciation and amortization	9,393	33,074
Amortization of debt discounts	5,332	5,949
Issuance of stock and warrants for services	361,661
Net change in operating assets and liabilities:
Accounts Receivable	(81,252)	219,701
Inventory	78,814	(12,242)
Prepaid expenses and other current assets	11,664	(2,958)
Accounts payable	182,921	38,858
Accrued expenses	(26,212)	81,826
Accrued compensation	417,358	-
Accrued interest	42,561	(3,972)
Net cash provided by (used in) operating activities - continuing operations	8,090	(202,064)
Net cash used in operating activities - discontinued operations	(184,017)	(74,683)
Net cash used in operating activities	(175,927)	(276,747)

Cash Flow from Investing Activities
Intangible assets additions	-	-
Property and equipment additions	(1,573)	(6,320)
Net cash provided by (used in) investing activities - continuing operations	(1,573)	(6,320)
Net cash provided by (used in)investing activities - discontinued operations	(5,075)	323,630
Net cash provided by (used in) operating activities	(6,648)	317,310

Cash Flow from Financing Activities
Increases in debt	-	9,241
Repayment of debt	(685,878)	(105,390)
Loans from related party	407,202	-
Loans to XIOM (discontinued operation)	(168,644)	(100,000)
Transfers from XIOM (discontinued operation) of proceeds from private placement pursuant to acquisition of Equisol	-	343,732
Proceeds from private placement and private offerings of common stock, net of offering costs	234,990	265,325
Net cash provided by (used in) financing activities - continuing operations	(212,330)	412,908
Net cash provided by (used in) financing activities - discontinued operations	168,644	(242,899)
Net cash provided by (used in) financning activities	(43,686)	170,009

Increase (decrease) in cash and cash equivalents	(226,261)	210,572
Cash and cash equivalents, beginning of year	246,725	36,153
Cash and cash equivalents, end of year	20,464	246,725
Less cash and cash equivalents of discontinued operations at end of year	2,141	22,589
Cash and cash equivalents of continuing operations at end of year	$18,323	$224,136

Supplemental disclosures of cash flow information:
Interest paid	$40,674	$105,881
Income taxes paid	$3,963	$31,008

Supplemental noncash disclosures:
Conversion of Equisol convertible note to common stock on December 7, 2009	$-	$150,000

Conversion of debt and accrued interest to common stock	$162,972	$-

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2010 and 2009

1)	ENTITY AND ORGANIZATION

Environmental Infrastructure Holdings Corp. (“EIHC” or the “Company”) was incorporated in Delaware on November 5, 2009. The Company was formed to be the holding company of XIOM Corp. (“XIOM”).  See “Reorganization” below.  The Company is the successor issuer of XIOM for purposes of the Securities Act of 1933, as amended, and the filings made by XIOM thereunder. Pursuant to Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Act”), the Company is the successor issuer of XIOM with respect to XIOM Common Shares, which were registered pursuant to Section 12(g) of the Act. Pursuant to such rule, the Company Common Shares may be deemed to be registered pursuant to Section 12(g) of the Act.

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

On August 29, 2007, Equisol’s subsidiary Gulf State Acquisition, LLC acquired a 100%  stock ownership in an engineering company, Electrical & Instrumentation, Inc. (“E&I”), for 104,607 Class A Units of membership interest of Equisol (now 143,359 shares of EIHC common stock). Thereafter, the acquired company’s operations were included with Equisol’s operations and the acquiree filed a final income tax return for the period January 1, 2007 to August 29, 2007.  In February 2010, the E&I division of Equisol ceased operations (see Note 7).

In November, 2010, the board of directors of EIHC determined that it was in the best interest of the stockholders to dispose of the XIOM subsidiary. Accordingly, the assets and liabilities of XIOM have been shown as held for sale in the accompanying financial statements. Efforts to sell the XIOM subsidiary were unsuccessful, and on March 25, 2011, XIOM filed a voluntary petition in the United States Bankruptcy Court - Districtof Delaware under Chapter 7 of the United States Bankruptcy Code requesting liquidation of the assets and liabilities of Xiom Corp. As of the filing, Xiom had estimated assets of $340,745 and liabilities of $4,044,878.

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

INVENTORY

Inventory consists primarily of various parts, materials and supplies utilized in the assembly and the operation of water treatment systems and is valued at the lower of cost (first-in, first-out) or market. See Note 4.

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

At December 31, 2010, the discontinued operations of XIOM include impairment charges of $56,552 relating to:

Property and equipment	$31,552
Note receivable from and minority investment in publicly traded entity	25,000
Total	$56,552

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

	Common Shares Equivalent
	Year Ended December 31,
	2010	2009
Convertible notes payable (see Note 7)	7,635,017	2,239,700
Stock options (see Note 10)	5,519,000	6,186,500
Common stock purchase warrants (see Note 10)	5,093,916	3,653,916
Total	18,247,933	12,080,116

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

The following pro forma information summarizes the results of operations for the period indicated as if the acquisition occurred at December 31, 2007. The pro forma information is not necessarily indicative of the results that would have been reported had the transaction actually occurred on December 31, 2007, nor is it intended to project results of operations for any future period.

Pro Forma	Year Ended December 31,	Year Ended December 31,
	2009	2008

Revenues	$5,340,707	$8,590,266
Cost of Revenues	3,868,835	5,756,163
Gross profit	1,471,872	2,834,103
Selling, general and administrative expenses	5,014,356	5,598,628
Operating loss	(3,542,484)	(2,764,525)
Interest expense, net	(1,104,787)	(442,805
Loss from continuing operations before income tax provision	(4,647,271)	(3,207,330
Income tax provision	(31,008)	(13,319)
Loss from continuing operations	(4,678,279)	(3,220,649
Income from discontinued operations, net of income tax	2,661	87,309
Net loss	$(4,675,618)	$(3,133,340
Diluted loss per common share	$(0.17)	$(0.12)

In November, 2010, the board of directors of EIHC determined that it was in the best interest of the stockholders to dispose of the XIOM subsidiary. Accordingly, the assets and liabilities of XIOM have been shown as held for sale in the accompanying financial statements. Efforts to sell the XIOM subsidiary were unsuccessful, and on March 25, 2011, XIOM filed a voluntary petition in the United States Bankruptcy Court – District of Delaware under Chapter 7 of the United States Bankruptcy Code requesting liquidation of the assets and liabilities of Xiom Corp. As of the filing, Xiom had estimated assets of $340,745 and liabilities of $4,044,878.

4)	INVENTORY

Inventory consisted of finished goods of $94,841 and $173,656 at December 31, 2010 and 2009, respectively.

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

Due another bank under E&I revolving line of credit,  interest at 6.05% (default rate of 18%) and 7.25%, respectively, due 6/29/10, secured by accounts receivable of E&I ($0 at December 31, 2009 ) and by a right of setoff related to cash held at this bank. At 12/31/09, this bank held personal guaranties of the former owners of  E&I; on February 25, 2010, the remaining balance due under this line of credit was paid down to zero by the Company.  However, the former owners of E&I have retained borrowing authority under the line of credit and new borrowings have continued to occur since that date. To the date of the issuance of these financial statements, known borrowings under the line of credit in E & I’s name have been $29,000, the proceeds of which may be used to satisfy the $43,357 listed below in this table as due to the former owners at December 31, 2010, in a similar self-reimbursement to that of approximately $70,000 made by them from the line in 2008. In March 2010, the former owners reimbursed themselves $8,200, of which $3,495 was applied to reduce the amount due them by the Company and $4,705 represented expenses paid claimed by them as reimburseable Company expenses. As discussed in Note 12 under “Legal Proceedings” in the fourth paragraph, the former owners of E&I commenced an action alleging breach of contract of employment agreement. The Company believes its financial exposures concerning the former owners is likely limited to the extent of the remainder due of the $43,357. Management of the Company has indicated it is legally dissolving E&I which has already merged out of existence for income tax purposes
	16,508	150,000

Convertible debt due related parties and others, interest at 8%, due on demand, secured by all Equisol assets under a lien junior to that of the $400,000 promissory note payable to related party (see note 8), convertible into Equisol membership units (net of unamortized discounts of $0 and $5,332, respectively)	162,067	214,254

Loan payable to chief executive officer of the Company, interest at 8%, due on demand	112,600	145,581

Loan payable to former owners of E & I, interest at 0%, due on demand (see the related discussion above in this table related to the balance due of $16,508 and $150,000 at December 31, 2010 and 2009, respectively, under the revolving line of credit with another bank)	43,357	46,852

Gulf States:
SBA guaranteed loan payable to financial institution, interest at prime rate plus 2.75%, due in monthly installments of principal and interest of $5,000 with balance due on May 31, 2016, secured by guaranties of Equisol and two officers of the Company, certain personal property, and certain real property owned by two officers of the Company. The loan requires, among other things, prior lender written consent concerning transfer or disposal of Company assets, payment of distributions, or changes in ownership structure during the period the loan is outstanding	242,021	289,446

Vehicle loans	-	2,259

EIHC:
Loan payable to financial institution for insurance premium financing, interest at 10.6%, due in 7 monthly installments of principal and interest of $1,311 from March 2010 to September 2010	-	8,707

Total	576,553	1,257,099

Less current portion of debt	(376,612)	(1,011,478)

Long term portion of debt	$199,941	$245,621

Maturities of the debt as of December 31, 2010 for the next five years and thereafter are as follows:

Year ending December 31,

2011	$376,612
2012	42,972
2013	47,003
2014	47,114
2015	50,707
Thereafter	12,145
Total	$576,553

Accrued interest on debt consisted of the following at December 31, 2010 and 2009:

	2010	2009
Equisol loan payable to chief executive officer of the Company	$82,997	$66,213
Equisol convertible debt	35,866	22,070
Accrued interest on secured promissory note payable to a related party	11,981	-
Total	$130,844	$88,283

Interest expense incurred for the years ended December 31, 2010 and 2009 is summarized as follows:

	2010	2009
Equisol	$66,990	$51,075
Gulf States	16,245	21,219
Total	$83,235	$72,294

Debt Relating to Discontinued Operation

Debt relating to the Company’s wholly-owned subsidiary XIOM Corp. consisted of the following at December 31, 2010 and 2009:

	2010	2009
Convertible notes sold to investors in 2007, interest at 7% (default rate of 15%), originally due April 2012 (but acceleratable since required Registration Statement was not declared effective by June 2008, one year from the final closing date of the related private offering), convertible at a conversion price of $1.50 per share	$820,000	$940,000

Convertible note sold to investor in April 2008, interest at 7%, due March 2010, convertible at a conversion price of $1.50 per share – in technical default	500,000	500,000

Convertible notes sold to investors from June 2009 to August 2009, interest at 100%, due from December 2009 to February 2010, convertible at a conversion price equal to 75% of the 30 day moving average of the closing price of the Company’s common stock immediately prior to such conversion – in technical default	350,000	350,000

Loan payable to former chief executive officer of XIOM, interest at 0%, due on demand	29,311	29,311

Total	$1,699,311	$1,819,311

8)	NOTE PAYABLE TO RELATED PARTY

In August 2010, Equisol received cash advances of approximately $400,000 from PDIR, LLC to satisfy Equisol’s obligations under its bank line of credit (See Note 7).  PDIR, LLC is controlled by two officers of the Company.

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

(a)  $250,000 of the $460,000 proceeds from the sale of the 2,300,000 shares were received by XIOM prior to December 7, 2009, while $204,975, net of offering costs of $5,025, was received  by the Company on December 8, 2009.

At December 31, 2010, the XIOM convertible note holder holding the 2,300,000 shares also holds $125,000 of notes sold to investors from June 2009 to August 2009 that were due between December 2009 and February 2010, with a conversion price equal to 75% of the 30 day moving average of the closing price of the common stock prior to such conversion.

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

On November 19, 2010, the Company committed to issue a total of 500,000 shares and 1,000,000 warrants exercisable at $0.25 per share to December 31, 2013 to two consultants pursuant to a Consulting Agreement dated November 19, 2010 (see Note 12).  The $47,500 fair value of the shares and the $41,900 fair value of the warrants (valued using the Black Scholes option pricing model and the following assumptions: exercise price = $0.25 per share, term = 1138 days; risk free interest rate = 1.1283%, expected volatility = 100%), or $89,400 total, was included in selling, general, and administrative expenses in the three months ended December 31, 2010.

For the year ended December 31, 2010, the Company committed to issue a total of 3,414,883 shares of its common stock pursuant to the three employment agreements discussed in Note 12.  The $179,761 fair value of the shares was included in selling, general, and administrative expenses in the year ended December 31, 2010.

Of the 25,369,235 shares committed to be issued at December 31, 2010, 1,440,997 shares were issued on February 23, 2011, 23,728,238 shares were issued on March 24, 2011, and 200,000 shares committed to be issued have not yet been issued.

10)	STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock option and warrant activity for the years ended December 31, 2009 and 2010 follows:

	Common Shares Equivalent
	Stock Options	Warrants
Outstanding at December 31, 2008	-	-

Prior XIOM grants honored in connection with reverse
Merger with Equisol on December 7, 2009	6,186,500	3,253,916
Granted and issued (see Note 9)	-	400,000
Exercised	-	-
Forfeited/ expired/ cancelled	-	-

Outstanding at December 31, 2009	6,186,500	3,653,916

Granted and issued (See Note 9)	-	1,440,000
Exercised (See Note 9)	(456,209)	-
Forfeited/expired/cancelled (See Note 9)	(211,291)	-

Outstanding at December 31, 2010	5,519,000	5,093,916

Stock options outstanding at December 31, 2010 follow:

Granted in Year Ended	Number Outstanding	Exercise	Expiration
December 31,	and Exercisable	Price	Date

2006	214,000	$0.50	February 28. 2011
2006	350,000	$0.58	October 14, 2011
2007	250,000	$0.42	July 5, 2012
2007	300,000	$0.42	August 14, 2012
2007	30,000	$1.25	August 30, 2012
2007	525,000	$0.50	October 15, 2012
2008	300,000	$1.05	February 19, 2013
2008	500,000	$0.42	February 29, 2013
2009	1,500,000	$0.25	February 27, 2014
2009	750,000	$0.50	March 23, 2014
2009	500,000	$0.75	March 23, 2014
2009	300,000	$0.05	May 26, 2014

Total	5,519,000

Warrants outstanding at December 31, 2010 follow:

Issued in Year Ended	Number Outstanding	Exercise	Expiration
December 31,	and Exercisable	Price	Date

2007	666,666	$2.00	June 2012
2007	666,666	$2.50	June 2012
2007	154,667	$1.00	June 2012
2007	154,667	$1.25	June 2012
2008	250,000	$1.50	March 2013
2008	250,000	$1.80	March 2013
2008	6,250	$2.00	March 2013
2008	5,000	$2.50	March 2013
2009	1,100,000	$0.75	December 31, 2012
2009	400,000	$0.75	December 31, 2012
2010	440,000	$0.75	December 31, 2012
2010	1,000,000	$0.25	December 31, 2013

Total	5,093,916

As a result of the Chapter 7 filing of the Xiom subsidiary, it is expected that all Xiom related options and warrants are immediately terminated.

11)	INCOME TAXES

For 2009 and prior years, EIHC, Equisol, GSCP, and XIOM have filed separate federal and state income tax returns; returns for 2010 have not yet been filed. Equisol filed its returns as a partnership and as such their federal taxable income (loss) has been allocated and taxed to their members and were not taxable to Equisol. For income taxes, GSCP has used February 28 as its year end.

For the years ended December 31, 2010 and 2009, the income tax provision consisted of:

	2010	2009
GSCP - Federal income tax	$-	$26,343
GSCP – State income tax	-	4,375
Equisol – State income tax	-	290
Total	$-	$31,008

For the years ended December 31, 2010 and 2009, the income tax provision differed from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) from continuing operations before income tax provision. The sources of the difference follow:

	2010	2009
Expected tax at 35%	$(850,004)	$(2,729,478)
Nondeductible impairment of goodwill	-	2,484,689
Tax effect of Equisol taxation as a partnership	-	250,756
Change in valuation allowance	850,004	20,376
State income tax	-	4,665
Actual income tax provision	$-	$31,008

As of December 31, 2010, EIHC had net operating loss carryforwards of approximately $500,000 which expire in 2029 and 2030.

As of December 31, 2010 and 2009, XIOM had net operating loss carryforwards of approximately $7,300,000 and $6,000,000, respectively, which expire at various dates through 2030.

Changes in the ownership of EIHC or XIOM that have occurred in the past or that could occur in the future may limit the future utilization of these net operating loss carryforwards pursuant to federal and state tax statutes and regulations.  The amount of such limitations, if any, have not been quantified by the Company.

At December 31, 2010 and 2009, the Company maintained a full valuation allowance against the gross deferred tax asset arising from the net operating and capital loss carry forwards because, in management’s opinion at this time, it is more likely than not, such benefits will not be realized during the respective carryforward periods.

At December 31, 2010 and 2009, the net deferred tax asset consists of:

	2010	2009
Deferred tax asset relating to net operating
loss carry forwards of EIHC	$175,000	$-

Deferred tax asset relating to net operating
loss carry forwards of Xiom	2,555,000	2,100,000

Valuation Allowance	(2,730,000)	(2,100,000)

Deferred tax asset, net	$-	$-

12)	COMMITMENTS AND CONTINGENCES

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

At December 31, 2010, the minimum payments under operating leases for the next five years and thereafter are as follows:

Year ending December 31,

2011	$23,400
2012	23,400
2013	23,400
2014	23,400
2015	1,950
Thereafter	-
TOTAL	$95,550

EMPLOYMENT AGREEMENTS

Coincident with the acquisition of GSCP on March 1, 2006, Equisol executed two employment agreements with the seller and his brother (the “Executives”) to serve as officers of the acquired company for initial terms of five years. The agreements automatically renew for one year terms unless either party provides 60 days prior written notice not to renew. Each of the two agreements provides for a base salary of at least $60,000 per year and annual payments equal to 25% of Net Income of the acquired company, as defined. Under the agreements, the Executives have agreed during the term of the agreements and for a period of two years following the Date of Termination not to compete or interfere with the Company’s business. As discussed below under LEGAL PROCEEDINGS, the Executives filed a complaint on August 4, 2010 to terminate their employment agreements for good cause and unspecified damages..

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

The agreement with XIOM’s chief executive officer has a term of three years and provides for a base salary of $120,000 per year, annual stock grants equal to $30,000, a bonus of no less than 1% of XIOM’s net income per year, and signing grants of 250.000 stock options (to vest 20% per year of service), and 500,000 additional stock options (to vest 20% each year that XIOM gross revenues exceed $10,000,000).  The agreement also provides for certain fringe benefits.  It also contains provisions related to termination of the executive, whom may be entitled to receive a quarter of his base compensation under certain circumstances

An analysis of compensation expense charged to operations for the year ended December 31, 2010 and accrued compensation payable at December 31, 2010 under the three employment agreements with the three executive officers of EIHC, Equisol, and XIOM follows:

	Continuing Operations			Discontinued Operation
	EIHC	Equisol	TOTAL	XIOM	TOTAL

Cash Compensation
Base Salary	$175,000	$100,000	$275,000	$118,692	$393,692
Minimum Bonus	175,000	-	175,000	-	175,000
	350,000	100,000	450,000	118,692	568,692
Other	12,358	833	13,191	-	13,191
Total Cash Compensation	362,358	100,833	463,191	118,692	581,883

Stock Compensation
Issued	66,667	33,333	100,000	19,761	119,761
Committed to be issued at December 31, 2010	33,333	16,667	50,000	10,000	60,000
Total Stock Compensation	100,000	50,000	150,000	29,761	179,761

Total Compensation Expense	$462,358	$150,833	$613,191	$148,453	$761,644

Accrued Compensation Payable at December 31, 2010	$362,358	$55,000	$417,358	$63,942	$481,300

CONSULTING AGREEMENT

On November 19, 2010, the Company executed a Consulting Agreement with two entities to perform certain investor relations and public relations services.  The agreement provided for an initial term of three months from December 12, 2010 to March 12, 2011 and the delivery of a total of 500,000 shares of Company common stock and 1,000,000 warrants exercisable into common stock at a price of $0.25 per share to December 31, 2013 to the two entities as compensation.  On December 30, 2010, the Company issued a total of 150,000 shares of its common stock to the two entities (see Note 9).  On February 23, 2011, the Company issued an additional total of 150,000 shares of its common stock to the two entities.

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

On August 4, 2010, two former officers of GSCP filed a complaint seeking to terminate their employment agreements for good cause and unspecified damages.  On October 5, 2010, Equisol filed a Reconventional Demand against the former officers alleging, among other things, breach of contract and amended the same on October 27, 2010.  Discovery has been initiated and depositions are scheduled for May 2011. GSCP revenues during the first quarter ended March 31, 2011 were much lower than those experienced in any quarter of the year ended December 31, 2010 as GSCP is reevaluating its gross profit pricing strategy for customers.

The Company has been a party to an action commenced against EIHC and its subsidiary XIOM relating to defaulted notes of XIOM with a face value totaling $820,000.  On or about November 18, 2010, the plaintiffs filed for a stipulation of dismissal.  On March 25, 2011, XIOM filed for bankruptcy protection.  Also on March 25, 2011, the noteholders representing the $820,000 executed Conversion Agreements with EIHC and XIOM to convert their notes payable and accrued interest into common stock in full and complete satisfaction of the notes (see Note 16).

In early 2010, Equisol closed and exited its Electrical and Instrumentation Division (E&I) located in Lake Charles, LA, because of the economic environment and resulting lack of profitability.  As a result, over the year, various vendors filed liens and threatened litigation proceedings due to the lack of payment by E&I of their bills due which was a result of their customers withholding payment.  Additionally, the former officer of E&I filed a complaint alleging breach of contract of his employment agreement and seeking unspecified compensation which Equisol disputes.

13)	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements as of December 31, 2010, the Company has a total Stockholders’ Deficit of $4,894,339 and negative working capital of $1,134,252. Additionally, the Company incurred a Net Loss of $2,428,584 for the year ended December 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company will continue seeking to raise money through a series of equity and debt transactions in 2011.

14)	DISCONTINUED OPERATIONS

As described in Note 1, Equisol spun off one of its subsidiaries to Equisol’s members prior to the merger with EIHC on December 7, 2009. Accordingly, this operation has been presented as a discontinued operation in the accompanying consolidated financial statements for the period January 1, 2009 to December 7, 2009. As further described in Note 1, the board of directors determined in November 2010 that it would be in the best interests of the stockholders to sell XIOM Corp. On March 25, 2011, Xiom filed a petition in the United States Bankruptcy Court (District of Delaware) under Chapter 7 of the United States Bankruptcy Code requesting liquidation of its assets and liabilities.  Accordingly, this operation has been presented as a discontinued operation in the accompanying consolidated financial statements as of December 31, 2010 and 2009.

For the years ended December 31, 2010 and 2009, income (loss) from discontinued operations consisted of:

	2010		2009
	XIOM	XIOM (a)	PDIR (b)	TOTAL
Revenues	$483,620	$43,150	$1,689,001	$1,732,151
Cost of revenues	(463,442)	(22,384)	(841,208)	(863,592)
Gross profit	20,178	20,766	847,793	868,559
Selling, general and administrative expenses	(813,884)	(70,285)	(851,685)	(921,970)
Operating income (loss)	(793,706)	(49,519)	(3,892)	(53,411)
Interest expense	(539,176)	(33,587)	(1,364)	(34,951)
Impairment of goodwill	-	(7,099,110)	-	(7,099,110)
Impairment of property and equipment	(31,552)	-	-	-
Impairment of minority investment in publicly traded entity- see (a) under table of assets and liabilities in the next paragraph	(25,000)	-	-	-
Income (loss) before income tax provision	(1,389,434)	(7,182,216)	(5,256)	(7,187,472)
Income tax provision	-	-	-	-
Income (loss) from discontinued operation	$(1,389,434)	$(7,182,216)	$(5,256)	$(7,187,472)

(a)	For the period December 7, 2009 to December 31, 2009.

(b)	For the period January 1, 2009, to December 7, 2009.

The assets and liabilities of XIOM at December 31, 2010 and 2009 and PDIR at December 7, 2009 (date of spinoff) consisted of:

	XIOM				PDIR
	December 31,		December 31,		December 7,
	2010		2009		2009
Assets
Cash and cash equivalents	$2,141		$22,589		$18,947
Accounts receivable, net	-		93,626		538,358
Inventory	-		177,833		15,972
Prepaid expenses and other current assets	2,000		21,063		5,098
Total current assets	4,141		315,111		578,375
Property and equipment, net	-		164,820		3,259
Other assets, net	36,446	(a)	69,297	(a)	32,666
Total assets	$40,587		$549,228		$614,300

Liabilities
Current portion of debt	$1,699,311	(b)	$1,819,311	(b)	$7,500
Accounts payable	585,307		430,188		257,855
Accrued expenses	408,648		405,377		23,407
Accrued Interest	891,030		407,069		-
Total liabilities	$3,584,296		$3,061,945		$288,762

Net Assets (Liabilities)	$(3,543,709)		$(2,512,717)		$325,538

(a) Includes a $158,500 delinquent 5% note receivable due April 10, 2010 from and investment in Structural Enhancement Technologies Corp. (451,192 shares at December 31, 2010 and 2009) at estimated net recoverable value of $25,000 and $50,000 at December 31, 2010 and 2009, respectively.

(b) Excludes $433,116 and $100,000 payable to EIHC at December 31, 2010 and 2009, respectively, eliminated in consolidation.

Net assets of PDIR changed from December 31, 2008 to December 7, 2009 as follows:

Net assets, December 31, 2008	$180,794
Transfer of debt to Equisol simultaneous with
conversion of debt into 483,688 shares of
EIHC common stock on December 7, 2009 (note 9)	150,000
Net loss	(5,256)
Net assets, December 7, 2009	$325,538

15)	BUSINESS SEGMENTS AND MAJOR CUSTOMERS

EIHC is a holding company that operates through its wholly owned subsidiary Equisol, LLC. The Company operates in one business segment: water treatment systems equipment sales.

Substantially all revenues for the years ended December 31, 2010 and 2009 were derived from customers located in the United States.

In 2010, three customers accounted for 15%, 13% and 11% of consolidated revenues, respectively.

16)	SUBSEQUENT EVENTS

On February 8, 2011, the Company delivered a $68,000 Convertible Promissory Note (the "Note") to Asher Enterprises, Inc. in exchange for $68,000 cash. The Note bears interest at a rate of 8% per annum (22% default rate), is due on November 10, 2011, and is convertible at the option of the holder in whole or in part into Company common stock at a Variable Conversion price equal to 61% of the market price (defined as the average of the lowest three trading prices for the common stock during the ten trading day period preceding the conversion date).  The Note also provides that if the Company issues or sells any common stock for a consideration per share less than the conversion prices, the conversion price will be reduced to such consideration per share.

On March 25, 2011, the Company’s wholly-owned subsidiary Xiom Corp. filed a voluntary petition in the United States Bankruptcy Court - District of Delaware under Chapter 7 of the United States Bankruptcy Code requesting liquidation of the assets and liabilities of Xiom Corp. As of the filing, Xiom had estimated assets of $340,745 and liabilities of $4,044,878.

On March 25, 2011, the Company entered into Debt Conversion agreements with 12 XIOM Corp. noteholders.  The agreement converts a total of $1,140,373, consisting of $820,000 principal and $320,373 accrued interest, into 4,561,496 shares of the Company’s common stock at a conversion price of $0.25 per share.

Effective May 4, 2011, EIHC adopted its 2011 Employee and Consultant Stock Compensation Plan (the “Plan”).  The number of shares of common stock of the Company that are available for issuance under the Plan are 20,000,000 shares of the Company’s Common Stock, $0.0001 par value, consisting of 10,000,000 shares allocated to employees and directors and 10,000,000 shares allocated to advisors and/or consultants.  A Registration Statement on Form S-8 will be filed with the Securities and Exchange Commission (the “Commission”) for the purposes of registering the 20,000,000 shares of the Company¹s Common Stock issuable under the Plan.

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael D. Parrish, President, Chairman & CEO	2010 2009	$175,000(1) -0-	$175,000(1) -0-	$100,000 -0-	-0- -0-	-0- -0-	-0- -0-	$12,358 -0-	$462,358 -0-
James K. Weber, President, XIOM Corp.	2010 2009	$118,692 -0-	-0- -0-	$29,761 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$148,453 -0-
Kurt M. Given, President, Equisol LLC	2010 2009	$100,000 -0-	-0- -0-	$50,000 -0-	-0- -0-	-0- -0-	-0- -0-	$833 -0-	$150,833 -0-

(1)	Amounts accrued have been deferred and are shown in the accompanying balance sheet as accrued compensation.

Outstanding Equity Awards at Fiscal Year-End

OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Michael D. Parrish, President, Chairman & CEO	-0-	-0-	-0-	N/A	N/A
James K. Weber, President, XIOM Corp.	-0-	-0-	-0-	N/A	N/A
Kurt M. Given, President, Equisol LLC	-0-	-0-	-0-	N/A	N/A

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of May 3, 2011 with respect to the beneficial ownership of the 78,390,526 outstanding shares of the Company's Common Stock by (i) each person known by the Company to beneficially own five percent or more of the outstanding shares; (ii) the Company's officers and directors; and (iii) the Company's officers and directors as a group.  A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days

		Percentage of
Identity of Shareholder	Number of Shares	Beneficial Ownership

Michael D. Parrish (3)	22,820,512	29.11%
200 Barr Harbor Drive, Ste 400
West Conshohocken, PA 19428
Chairman and CEO

Kurt M. Given (2)	14,458,172	18.44%
200 Barr Harbor Drive, Ste 400
West Conshohocken, PA 19428
Executive VP and Director

James K. Weber 114 N. Clinton Avenue Bay Shore, NY 11706 Director	562,627	0.72%

All Officers and Directors as	37,841,311	48.27%
A Group (3 Persons)

*	Less than 5%
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

(2)	Including 483,688 shares owned by a member of his family
(3)	Including 430,277 shares owned by a member of his family

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions Between Us and Our Affiliates

Director Independence

None of our current directors is considered to be independent at this time.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Michael T. Studer, CPA, P.C. as our independent accountants, audited our financial statements for the years ended December 31, 2010 and 2009, and performed reviews of our financial statements included in our Forms 10-Q during our fiscal year ended December 31, 2010.

Audit Fees:  The aggregate fees billed by Michael T. Studer, CPA, P.C. during the fiscal years ended December 31, 2010 and 2009 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-Q were $50,000 and $30,000, respectively.

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

Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, XIOM CORP. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on May 4, 2011.

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.

By:	/s/ Michael D. Parrish
Michael D. Parrish, President, Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated:

Signature	Title	Date

/s/ Michael D. Parrish	President, Principal	May 4, 2011
Michael D. Parrish	Executive and Accounting Officer and Director

/s/ James K. Weber	Director	May 4, 2011
James K. Weber

/s/ Kurt M. Given	Director	May 4, 2011
Kurt M. Given