Form 10-Q
period 2011-03-31
Environmental Infrastructure Holdings Corp
filed 2011-05-23
CIK 1160479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐      NO ☒

Number of shares of Environmental Infrastructure Holdings Corp.. Common Stock, $.001 par value, outstanding as of May 19, 2011:  83,939,812

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.

Form 10-Q

Part I – FINANCIAL INFORMATION

Item 1. – Financial Statements (unaudited)

Environmental Infrastructure Holdings Corp.
Consolidated Balance Sheets
As of March 31, 2011 and December 31, 2010

	2011	2010
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$20,740	$18,323
Accounts receivable, net of allowance for doubtful accounts of $205,000 and $205,000, respectively	361,588	481,337
Inventory	101,863	94,841
Prepaid expenses and other current assets	-	-
Total Current Assets	484,191	594,501

Property and equipment, net of accumulated depreciation and amortization	5,664	8,099

Intangible assets, net of accumulated amortization and impairment allowances	273,964	275,464

Assets of discontinued operation held for sale (Filed for bankruptcy on March 25, 2011)	38,578	40,587

Total Assets	$802,397	$918,651

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Current portion of debt	$477,380	$376,612
Current portion of secured promissory note payable to related party	102,202	107,202
Accounts payable	544,272	626,616
Accrued expenses	64,225	70,121
Accrued compensation	454,484	417,358
Accrued interest	146,181	130,844
Total Current Liabilities	1,788,744	1,728,753

Long term portion of debt	186,022	199,941
Long term portion of secured promissory note payable to related party	300,000	300,000
Liabilities of discontinued operation held for sale (Filed for bankruptcy on March 25, 2011)	2,589,644	3,584,296
Total Liabilities	4,864,410	5,812,990

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value; authorized 25,000,000 shares, none issued	-	-
Common stock, $.0001 par value; authorized 125,000,000 shares: issued and outstanding 73,829,030 and 48,509,795 shares respectively	7,383	4,851
Committed to be issued 5,974,094 and 25,369,235 shares respectively	597	2,537
Additional paid in capital	7,345,811	6,130,010
Deficit	(11,415,804)	(11,031,737)
Total Stockholders' Deficit	(4,062,013)	(4,894,339)

Total Liabilities and Stockholder's Deficit	$802,397	$918,651

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Operations
For the Three Months Ended March 31,
(Unaudited)

	2011	2010

Revenues	$620,308	$776,929

Cost of Revenues	341,973	413,778

Gross Profit	278,335	363,151

Operating Expenses
Selling, general and administrative expenses	483,276	490,887
Operating Loss	(204,941)	(127,736)

Other (Expense) Income
Interest Expense	(23,892)	(10,458)
Interest Income	-	140
Total Other (Expense) Income	(23,892)	(10,318)

Loss from Continuing Operations before Income Tax Provision	(228,833)	(138,054)

Income tax provision	-	-

Loss from Continuing Operations	(228,833)	(138,054)
Loss from Discontinued Operations, net of income tax	(155,234)	(354,268)

Net Loss	$(384,067)	$(492,322)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.01)	$(0.00)
Loss from discontinued operations	(0.00)	(0.01)
Net Loss	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	74,635,435	51,770,800

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Stockholders' Deficit
For the Three Months Ended March 31, 2011 (Unaudited) and for the Year Ended December 31, 2010

	Common Stock, $.0001 Par Value
	Issued Shares		Shares Committed to be Issued		Additional	Accumulated	Total Stockholders'
	Shares	Par Value	Shares	Par Value	Paid In Capital	Deficit	Deficit

Balance, December 31, 2009	41,811,100	$4,181	9,609,942	$961	$5,345,807	$(8,603,153)	$(3,252,204)

Additional shares committed to be issued to members of Equisol due to nonreceipt of $1,500,000 by February 5, 2010 per the terms of the membership purchase agreement dated December 7, 2009	-	-	15,643,296	1,564	(1,564)	-	-

Issuance of shares which were committed to be issued to parties at December 31, 2009	1,525,000	153	(1,525,000)	(153)	-	-	-

Sales of shares under private placement, net of offering costs of $10	440,000	44	-	-	109,946	-	109,990

Conversion of debt and accrued interest at January 22, 2010	603,600	60	-	-	162,912	-	162,972

Sale of shares in May 2010	750,000	75	-	-	124,925	-	125,000

Exercise of stock options pursuant to cashless exercise provisions	456,209	46	-	-	(46)	-	-

Issuance of shares and warrants and shares and warrants committed to be issued for consulting services	800,000	80	350,000	35	181,785	-	181,900

Issuance of shares and shares committed to be issued pursuant to employment agreements	2,123,886	212	1,290,997	130	179,419	-	179,761

Interest expense charge resulting from reduction in conversion price of convertible notes and exercise price of warrants pursuant to December 3, 2010 agreement	-	-	-	-	26,826	-	26,826

Net loss for year ended December 31, 2010	-	-	-	-	-	(2,428,584)	(2,428,584)

Balance, December 31, 2010	48,509,795	4,851	25,369,235	2,537	6,130,010	(11,031,737)	(4,894,339)

Unaudited: Issuance of shares which were committed to be issued to parties at December 31, 2010	25,169,235	2,517	(25,169,235)	(2,517)	-	-	-

Beneficial conversion feature relating to issuance of debt on February 8, 2011	-	-	-	-	26,520	-	26,520

Issuance of shares for consulting services	150,000	15	-	-	4,485	-	4,500

Conversion of debt and accrued interest on March 25, 2011	-	-	4,561,496	456	1,139,917	-	1,140,373

Shares committed to be issued pursuant to employment agreements	-	-	1,212,598	121	44,879	-	45,000

Net loss for three months ended March 31, 2011	-	-	-	-	-	(384,067)	(384,067)

Balance, March 31, 2011	73,829,030	$7,383	5,974,094	$597	$7,345,811	$(11,415,804)	$(4,062,013)

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(Unaudited)

	2011	2010

Cash Flow from Operating Activities
Net Loss	$(384,619)	$(492,322)
Loss from discontinued operations	155,234	354,268
Adjustments to reconcile net loss to cash used in operating activities:
Provision for doubtful accounts	-	-
Depreciation and amortization	3,935	3,670
Amortization of debt discounts	4,918	1,487
Issuance of stock for services	41,996	130,577
Net change in operating assets and liabilities:
Accounts Receivable	119,749	85,478
Inventory	(7,022)	18,195
Prepaid expenses and other current assets	-	40
Accounts payable	(82,344)	(17,897)
Accrued expenses	(5,896)	(86,072)
Accrued compensation	92,126	-
Accrued interest	15,337	3,490
Net cash provided by (used in) operating activities - continuing operations	(46,034)	914
Net cash used in operating activities - discontinued operations	(2,009)	(127,429)
Net cash used in operating activities	(48,043)	(126,515)

Cash Flow from Investing Activities
Intangible assets additions	-	-
Property and equipment additions	-	-
Net cash provided by (used in) investing activities - continuing operations	-	-
Net cash provided by (used in) investing activities - discontinued operations	-	(4,000)
Net cash provided by (used in) operating activities	-	(4,000)

Cash Flow from Financing Activities
Increases in debt	68,000	-
Repayment of debt	(14,549)	(222,385)
Repayment of secured promissory note payable to related party	(5,000)	-
Loans to XIOM (discontinued operation)	-	(106,144)

Transfers from XIOM (discontinued operation) of proceeds from private placement pursuant to acquisition of Equisol	-	-
Proceeds from private placement and private offerings of common stock, net of offering costs	-	109,990
Net cash provided by (used in) financing activities - continuing operations	48,451	(218,539)
Net cash provided by (used in) financing activities - discontinued operations	-	119,922
Net cash provided by (used in) financing activities	48,451	(98,617)

Increase (decrease) in cash and cash equivalents	408	(229,132)
Cash and cash equivalents, beginning of quarter	20,464	246,725
Cash and cash equivalents, end of quarter	20,872	17,593
Less cash and cash equivalents of discontinued operations at end of quarter	(132)	(11,082)
Cash and cash equivalents of continuing operations at end of quarter	$20,740	$6,511

Supplemental disclosures of cash flow information:
Interest paid	$3,637	$20,402
Income taxes paid	$-	$-

Supplemental noncash disclosures:
Conversion of accrued compensation payable to Equisol cheif executive officer to convertible note payable effective January 1, 2011 (see Note 7).	$55,000	$-

Conversion of debt and accrued interest to common stock	$1,140,373	$162,972

See accompanying notes to consolidated financial statements.

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Months Ended March 31, 2011
(unaudited)

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

On December 7, 2009, EIHC acquired Equisol, LLC (“Equisol”), a Pennsylvania limited liability company established on April 25, 2003.  EIHC is the product of a reorganization as a holding company structure whereby the operating company XIOM became a direct wholly owned subsidiary of the Company.  EIHC issued 18,563,693 shares to the owners of Equisol and committed to issue 8,084,942 additional shares so that the former owners of Equisol would own 40% of the fully diluted shares of EIHC.  Because outstanding shares were 24,372,407 at the time of the acquisition, the sellers received the equivalent of 52% of the outstanding shares of EIHC.  In addition, most of the board members and management of EIHC resigned at the time of the acquisition.  Accordingly, the acquisition was accounted for as a reverse merger of EIHC into Equisol.  Results of operations prior to the merger presented in these consolidated financial statements are those of Equisol. Equisol’s equity prior to the merger has been retroactively restated for the equivalent number of shares received in the merger.  As part of the merger agreement, Equisol spun off to its members a wholly-owned subsidiary as of December 7, 2009.  Also, in connection with the merger, the Company’s fiscal year end was changed from September 30 to December 31.

Operations

From offices located in Pennsylvania, Texas and Louisiana, Equisol and its subsidiaries operate as an equipment solutions provider, delivering environmentally friendly products, services, and engineering solutions to customers.

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

In November 2010, the Board of Directors of EIHC determined that it was in the best interest of the stockholders to dispose of the XIOM subsidiary. Accordingly, the assets and liabilities of XIOM have been shown as held for sale in the accompanying consolidated financial statements. Efforts to sell the XIOM subsidiary were unsuccessful, and on March 25, 2011, XIOM filed a voluntary petition in the United States Bankruptcy Court – District of Delaware under Chapter 7 of the United States Bankruptcy Code requesting liquidation of the assets and liabilities of XIOM Corp.

Interim Financial Statements

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q.  These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations.  The accompanying consolidated financial statements at March 31, 2011 and for the three month period ended March 31, 2011 and 2010 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated balance sheet as of December 31, 2010, is derived from statements included in the Company’s Form 10-K/A filed with the SEC on May 4, 2011. The consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements in that Form 10-K/A. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated balance sheet at March 31, 2011 includes the accounts of EIHC and its wholly-owned subsidiary Equisol (including Equisol’s Gulf States subsidiary).  The consolidated statements of operations, stockholders’ deficit, and cash flows for the three months ended March 31, 2011 and 2010 include the accounts of EIHC and Equisol.  In November 2010, the Board of Directors determined to sell the Company’s wholly-owned subsidiary XIOM Corp, and its results of operations and assets and liabilities are shown as a discontinued operation in 2011 and 2010 (See Note 14). All significant intercompany balances and transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery has occurred. Persuasive evidence of an arrangement and fixed price criteria are satisfied through sales orders. Collectability criteria are satisfied through credit approvals. Delivery criteria are satisfied when the products are shipped to a customer and title, and risk of loss, pass to the customer in accordance with the terms of sale. The Company has no obligation to accept the return of products sold other than for replacement of damaged products. Other than quantity price discounts negotiated with customers prior to billing and delivery (which are reflected as a reduction in sales), the Company does not offer any sales incentives or other rebate arrangements to customers.

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

CASH AND CASH EQUIVALENTS

For the purpose of financial statement presentation, the Company includes cash on deposit, money market funds, and amounts held by brokers in cash accounts as cash. The Company considers securities with a maturity of three months or less when purchased and funds temporarily held in escrow to be cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable have been adjusted for all known uncollectible contracts and customer accounts. An allowance for doubtful accounts has been provided based on such analysis.

INVENTORY

Inventory consists primarily of various parts, materials and supplies utilized in the assembly and the operation of water treatment systems and is valued at the lower of cost (first-in, first-out) or market. (See Note 4).

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment is stated at cost less accumulated depreciation. Major expenditures for property and those that substantially increase useful lives, are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in income. Depreciation is provided by utilizing the straight-line method over the estimated useful lives of the assets. (See Note 5).

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

Coincident to the 2009 acquisition of XIOM, the Company recorded an impairment loss on the goodwill resulting from its acquisition of XIOM of $7,099,110. (See Note 6).

In the three months ended December 31, 2010, the discontinued operations of XIOM included impairment charges of $56,552 relating to:

Property and Equipment	$31,552

Note receivable from and minority investment in publictly traded entity	25,000

Total	$56,552

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

Basic EPS is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS gives effect to all potentially dilutive common shares during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. For the three months ended March 31, 2011 and 2010, the diluted loss per common share calculation excluded the following potentially dilutive securities:

	Common Shares Equivalent
	Three Months Ended March 31,
	2011	2010
Convertible notes payable (see Note 7)	14,468,549	2,964,008
Stock options (see Note 10)	5,305,000	5,586,500
Common stock purchase warrants (see Note 10)	5,093,916	3,653,916
Total	24,867,465	12,204,424

INCOME TAXES

The Company records the tax effects of all transactions that have been reported in its consolidated financial statements. This includes tax effects that are taxable or deductible in the current reporting period, as well as tax effects that will lead to taxable income or tax deductions in future periods. Income taxes are accounted for using the asset/liability method. At each balance-sheet date, a current tax asset or liability is recorded, representing income taxes currently refundable or payable. Deferred tax assets and liabilities are also recorded, representing the tax effects of temporary book-tax differences, which will become payable or refundable in future periods. Deferred tax assets arise principally from net operating losses and capital losses available for carryforward against future years’ taxable income. Under the asset/liability method, the income tax provision is the result of the change in these current and deferred tax accounts from period to period, plus or minus tax payments made or refunds received during the year. A valuation allowance is recognized against deferred tax assets if, based on the weight of available evidence, it is more likely than not (i.e., greater than 50% probability) that some portion or all of the deferred tax asset will not be realized.

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

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's consolidated financial statements. For the three months ended March 31, 2011 and 2010, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions.

FOREIGN CURRENCY TRANSLATION

For any future foreign subsidiaries, where the functional currency is other than the U.S. Dollar, revenue and expense accounts will be translated at the average rates during the period, and the balance sheet items will be translated at period end rates. Translation adjustments arising from the use of differing exchange rates from period to period will be included as a component of Stockholders’ Equity.  Gains and losses from foreign currency transactions are included in Net income.  In the three months ended March 31, 2011 and 2010, there were no foreign sales.

SHARE BASED PAYMENTS

Share based payments are made primarily to employees, outside consultants and other professional service providers, from time to time, subject to current cash flow conditions and at the discretion of the Board of Directors. The compensation cost is determined based on the estimated fair value of the shares at the measurement date, which is the earlier of (a) the date at which a commitment for performance by the counterparty to earn the shares is reached (generally the contract date) or (b) the date at which the counterparty’s performance is complete. If vesting conditions apply, the compensation costs are capitalized as prepaid expenses and expensed over the requisite service period.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

3)  ACQUISITION OF EIHC AND DISCONTINUED OPERATIONS

As noted above, on December 7, 2009, EIHC (legal acquirer) acquired Equisol and its subsidiaries (legal acquiree) in a transaction which has been accounted for in the accompanying consolidated financial statements as a reverse merger. As a result, the financial position and results of operations of EIHC and its subsidiary XIOM prior to the date of the acquisition have been excluded from the accompanying consolidated financial statements  In connection with the merger, Equisol members received a total of 42,291,931 shares of common stock.

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

In December 2010, the Board of Directors of EIHC determined that it was in the best interest of the stockholders to dispose of the XIOM subsidiary. Accordingly, the assets and liabilities of XIOM have been shown as held for sale in the accompanying consolidated financial statements. Efforts to sell the XIOM subsidiary were unsuccessful, and on March 25, 2011, XIOM filed a voluntary petition in the United States Bankruptcy Court – District of Delaware under Chapter 7 of the United States Bankruptcy Code requesting liquidation of the assets and liabilities of XIOM Corp.

4) INVENTORY

Inventory consisted of finished goods of $101,863 and $94,841, at March 31, 2011 and December 31, 2010, respectively.

5) PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following as of March 31, 2011 and December 31, 2010:

	Useful Life- Years	2011	2010
Machinery and equipment	5-10	$66,072	$66,072
Vehicles	3-5	28,587	28,587
Furniture and fixtures	5-7	5,522	5,522
		100,181	100,181
Less accumulated depreciation and amortization		(94,517)	(92,082)

Property and equipment, net		$5,664	$8,099

Depreciation and amortization of property and equipment for the three months ended March 31, 2011 and 2010 was $2,435 and $2,170, respectively.

6) GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, net, consisted of the following as of March 31, 2011 and December 31, 2010:

	2011	2010
Goodwill:
Acquisition of EIHC (formerly XIOM) on December 7, 2009	$7,099,110	$7,099,110
Impairment recognized on acquisition of EIHC (formerly XIOM)	(7,099,110)	(7,099,110)
Net	-	-

Acquisition of Gulf States Chlorinator & Pump Inc. on March 1, 2006	237,464	237,464

Other Intangible Assets:
Trade name and customer accounts:
Acquisition of intangible assets of Kerrigan Dupree, Inc. on April 17, 2007	60,000	60,000
Accumulated amortization	(23,500)	(22,000)
Net	36,500	38,000

Intangible assets, net	$273,964	$275,464

Goodwill is not amortized but is reviewed for impairment at least annually. The trade name and customer accounts are amortized over their estimated economic lives of 10 years. Expected future amortization of intangible assets for the years ending March 31, 2012, 2013, 2014, 2015, and 2016 is $6,000.

7) DEBT

Debt consisted of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Equisol:

Due bank under E&I revolving line of credit,  interest at 6.05% (default rate of 18%) and 7.25%, respectively, due 6/29/10 secured by accounts receivable of E&I ($0 at December 31, 2009 ) and by a right of setoff related to cash held at this bank. At 12/31/09, this bank held personal guaranties of the former owners of  E&I; on February 25, 2010, the remaining balance due under this line of credit was paid down to zero by the Company.  However, the former owners of E&I have retained borrowing authority under the line of credit and new borrowings have continued to occur since that date. To the date of the issuance of these consolidated financial statements, known borrowings under the line of credit in E & I’s name have been $29,000, the proceeds of which may be used to satisfy the $43,357 listed below in this table as due to the former owners at March 31, 2011, in a similar self-reimbursement to that of approximately $70,000 made by them from the line in 2008. In March 2010, the former owners reimbursed themselves $8,200, of which $3,495 was applied to reduce the amount due them by the Company and $4,705 represented expenses paid claimed by them as reimbursable Company expenses. As discussed in Note 12 under “Legal Proceedings” in the fourth paragraph, the former owners of E&I commenced an action alleging breach of contract of employment agreement. The Company believes its financial exposures concerning the former owners is likely limited to the extent of the remainder due of the $43,357. Management of the Company has indicated it is legally dissolving E&I which has already merged out of existence for income tax purposes.
	$16,508	$16,508

Convertible Debt due related parties and others, interest at 8%, due on demand, secured by all Equisol assets under a lien junior to that of the $400,000 promissory note payable to related party (see Note 8), convertible into Equisol membership units	162,067	162,067

Convertible Debt due to chief executive officer of Equisol, interest at 8%, due January 1, 2012, convertible into common stock at a conversion price of $0.20 per share	55,000	-

Loan payable to chief executive officer of the Company, interest at 8%, due on demand.	109,600	112,600

Loan payable to former owners of E & I, interest at 0%, due on demand. (see the related discussion above in this table related to the balance due of $16,508 at March 31, 2011 and December 31, 2010, respectively	43,357	43,357

Gulf States:
SBA guaranteed loan payable to financial institution, interest at prime rate plus 2.75%, due in monthly installments of principal and interest of $5,000 with balance due on May 31, 2016, secured by guaranties of Equisol and two officers of the Company, certain personal property, and certain real property owned by two officers of the Company. The loan requires, among other things, prior lender written consent concerning transfer or disposal of Company assets, payment of distributions, or changes in ownership structure during the period the loan is outstanding	230,472	242,021

EIHC:
Convertible Promissory Note to Asher Enterprises, Inc., interest at a rate of 8% per annum (22% default rate), is due on November 10, 2011, and is convertible at the option of the holder in whole or in part into Company common stock at a Variable Conversion price equal to 61% of the market price (defined as the average of the lowest three trading prices for the common stock during the ten trading day perior preceeding the conversion date).  The Note also provides that if the Company issues or sells any common stock for a consideration per share less than the conversion price, the conversion price will be reduced to such consideration per share. Reflected net of unamortized debt discount related to beneficial conversion feature of $21,602 at March 31, 2011.
	46,398	-

Total	663,402	576,553

Less current portion of debt	(477,380)	376,612

Long term portion of debt	$186,022	$199,941

Maturities of the debt as of March 31, 2011 for the next five years and thereafter are as follows:

Year ending March 31,

	2012	498,982
	2013	47,244
	2014	50,158
	2015	53,251
	2016	35,369
	Total	$685,004

	Unamortized debt discount	21,602

	Net	$663,402

Accrued interest on debt consisted of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Equisol loan payable to chief executive officer of the Company	$85,189	$82,997
EIHC convertible debt	760	-
Equisol convertible debt	40,207	35,866
Secured Promissory note payable to a related party	20,025	11,981
Total	$146,181	$130,844

Interest expense incurred for the three months ended March 31, 2011 and 2010 is summarized as follows:

	2011	2010
Equisol	$20,255	$6,212
Gulf States	3,637	4,246
EIHC	5,678	-
Total	$23,892	$10,458

Debt relating to Discontinued Operation

Debt relating to the Company’s wholly-owned subsidiary XIOM Corp consisted of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Convertible notes sold to investors in 2007, interest at 7% (default rate of 15%), originally due April 2012 (but acceleratable since required Registration Statement was not declared effective by June 2008, one year from the final closing date of the related private offering), convertible at a conversion price of $1.50 per share	$-	$820,000

Convertible note sold to investor in April 2008, interest at 7%, due March 2010, convertible at a conversion price of $1.50 per share – in technical default	500,000	500,000

Convertible notes sold to investors from June 2009 to August 2009, interest at 100%, due from December 2009 to February 2010, convertible at a conversion price equal to 75% of the 30 day moving average of the closing price of the Company’s common stock immediately prior to such conversion – in technical default	350,000	350,000

Loan payable to former Chief Executive Officer of XIOM, interest at 0%, due on demand	29,311	29,311
Total	$879,311	$1,699,311

On March 25, 2011, the $820,000 convertible notes sold to investors in 2007 (and $320,373 accrued interest thereon) were satisfied through the issuance of a total of 4,561,496 shares of our common stock. See Note 9.

8) SECURED PROMISSORY NOTE PAYABLE TO RELATED PARTY

In August 2010, Equisol received cash advances of approximately $400,000 from PDIR, LLC to satisfy Equisol’s obligations under its bank line of credit.  PDIR, LLC is controlled by two officers of the Company.

The $400,000 promissory note is due in 4 equal installments of $100,000 plus accrued interest theron at a rate of 8% per annum (overdue principal of 12% per annum) and is secured by all the assets of Equisol, which total $354,765 at March 31, 2011.

The $402,202 balance of the note is due as follows:

Year Ending March 31,
2012	$102,202
2013	100,000
2014	100,000
2015	100,000
Total	$402,202

9) COMMON STOCK

As described in Note 1, the acquisition of Equisol on December 7, 2009 was accounted for as a reverse merger of EIHC into Equisol. Accordingly, the accompanying financial statements reflect issued shares and shares committed to be issued prior to the reverse merger based on the number of shares issued (18,563,693 shares) and committed to be issued (8,084,942 shares), or 26,648,635 shares total, to Equisol members on December 7, 2009 pursuant to the reverse merger and exclude EIHC (formerly XIOM Corp.) equity transactions prior to the reverse merger on December 7, 2009. The fair value of the issued shares (23,247,407 shares) and shares committed to be issued (1,125,000 shares), or 24,372,407 shares total, relating to the shares retained by EIHC (formerly XIOM Corp.) shareholders pursuant to the reverse merger on December 7, 2009 has been reflected as consideration for the reverse purchase of XIOM at December 7, 2009 (see Note 3).

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

At March 31, 2011, the XIOM convertible note holder holding the 2,300,000 shares also holds $125,000 of notes sold to investors from June 2009 to August 2009 that were due between December 2009 and February 2010, with a conversion price equal to 75% of the 30 day moving average of the closing price of XIOM’s common stock prior to such conversion.

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

On February 23, 2011, the Company issued 150,000 shares of its common stock to a consulting firm for services rendered. The $4,500 fair value of the shares was included in selling, general and administrative expenses in the three months ended March 31, 2011.

For the year ended December 31, 2010, the Company committed to issue a total of 3,414,883 shares of its common stock pursuant to the three employment agreements discussed in Note 12.  The $179,761 fair value of the shares was included in selling, general, and administrative expenses in the year ended December 31, 2010 ($150,000 in continuing operations, $29,761 in discontinued operations).

On March 25, 2011, the Company committed to issue 4,561,496 shares of its common stock pursuant to a Debt conversion agreement with 12 XIOM Corp. noteholders.  The agreement converts a total of $1,140,373 consisting of $820,000 principal and $320,373 accrued interest at a conversion price of $0.25 per share. These shares were subsequently issued on April 6, 2011.

For the three months ended March 31, 2011, the Company committed to issue a total of 1,212,598 shares of its common stock pursuant to the three employment agreements discussed in Note 12.  The $45,000 fair value of the shares was included in selling, general, and administrative expenses in the three months ended March 31, 2011 ($37,500 in continuing operations, $7,500 in discontinued operations).

Of the 5,974,094 shares committed to be issued at March 31, 2011, 4,561,496 shares were issued on April 6, 2011 and 21,010,498 shares were issued on May 16, 2011 and 402,100 shares committed to be issued have not yet been issued.
10) STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock option and warrant activity for the year ended December 31, 2010 and the three months ended March 31, 2011 follows:

	Common Shares Equivalent
	Stock Options	Warrants

Outstanding at December 31, 2009	6,186,500	3,653,916

Granted and issued (See Note 9)	-	1,440,000
Exercised (See Note 9)	(456,209)	-
Forfeited/expired/cancelled (See Note 9)	(211,291)	-

Outstanding at December 31, 2010	5,519,000	5,093,916

Granted and issued (See Note 9)	-	-
Exercised	-	-
Forfeited/expired/cancelled (See Note 9)	(214,000)	-

Outstanding at March 31, 2011	5,305,000	5,093,916

Stock options outstanding at March 31, 2011 follow:

Granted in Year Ended	Number Outstanding	Exercise	Expiration
December 31,	and Exercisable	Price	Date

2006	350,000	$0.58	October 14, 2011
2007	250,000	$0.42	July 5, 2012
2007	300,000	$0.42	August 14, 2012
2007	30,000	$1.25	August 30, 2012
2007	525,000	$0.50	October 15, 2012
2008	300,000	$1.05	February 19, 2013
2008	500,000	$0.42	February 29, 2013
2009	1,500,000	$0.25	February 27, 2014
2009	750,000	$0.50	March 23, 2014
2009	500,000	$0.75	March 23, 2014
2009	300,000	$0.05	May 26, 2014

Total	5,305,000

Warrants outstanding at March 31, 2011 follow:

Issued in Year Ended	Number Outstanding	Exercise	Expiration
December 31,	and Exercisable	Price	Date

2007	666,666	$2.00	June 2012
2007	666,666	$2.50	June 2012
2007	154,667	$1.00	June 2012
2007	154,667	$1.25	June 2012
2008	250,000	$1.50	March 2013
2008	250,000	$1.80	March 2013
2008	6,250	$2.00	March 2013
2008	5,000	$2.50	March 2013
2009	1,100,000	$0.75	December 31, 2012
2009	400,000	$0.75	December 31, 2012
2010	440,000	$0.75	December 31, 2012
2010	1,000,000	$0.25	December 31, 2013

Total	5,093,916

As a result of the Chapter 7 filing of the XIOM subsidiary, it is expected that all XIOM related options and warrants are immediately terminated.

11) INCOME TAXES

For 2009 and prior years, EIHC, Equisol, GSCP, and XIOM have filed separate federal and state income tax returns; returns for 2010 have not yet been filed. For income taxes, GSCP has used February 28 as its year end.

For the three months ended March 31, 2011 and 2010, the income tax provision consisted of:

	2011	2010
Federal income tax	$-	$-
State income tax	-	-
Total	$-	$-

For the three months ended March 31, 2011 and 2010, the income tax provision differed from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) from continuing operations before income tax provision. The sources of the difference follow:

	2011	2010
Expected tax at 35%	$(80,092)	$(48,319)
Change in valuation allowance	80,092	48,319
Actual income tax provision	$-	$-

As of March 31, 2011, EIHC had net operating loss carryforwards of approximately $720,000 which expire in years 2029, 2030 and 2031.

As of March 31, 2011 and December 31, 2010, XIOM had net operating loss carryforwards of approximately $7,450,000 and $7,300,000, respectively, which expire at various dates through 2031.

Changes in the ownership of EIHC or XIOM that have occurred in the past or that could occur in the future may limit the future utilization of these net operating loss carryforwards pursuant to federal and state tax statutes and regulations.  The amount of such limitations, if any, have not been quantified by the Company.

At March 31, 2011 and December 31, 2010, the Company maintained a full valuation allowance against the gross deferred tax asset arising from the net operating and capital loss carry forwards because, in management’s opinion at this time, it is more likely than not, such benefits will not be realized during the respective carryforward periods.

At March 31, 2011 and December 31, 2010, the net deferred tax asset consists of:

	2011	2010
Deferred tax asset relating to net operating
loss carry forwards of EIHC	$252,000	$175,000

Deferred tax asset relating to net operating
loss carry forwards of XIOM	2,607,500	2,555,000

Valuation Allowance	(2,859,500)	(2,730,000)

Deferred tax asset, net	$-	$-

12) COMMITMENTS AND CONTINGENCES

LEASES

The Company’s subsidiaries lease office, manufacturing and warehouse space pursuant to various leases on a month-to-month basis. Rent expense for the three months ended March 31, 2011 and 2010 was approximately $13,048 and $14,707, respectively.

On January 13, 2010, GSCP executed a lease agreement for office and warehouse space in Baton Rouge, Louisiana for a term of five years from February 1, 2010 to January 31, 2015 at a base rent of $1,950 per month. Under the lease agreement, GSCP has an option to renew the lease for two additional terms of three years each at base rent plus 4% increases per year. On April 1, 2011, GSCP subleased the space to a third party who assumed the obligations of the master lease.

EMPLOYMENT AGREEMENTS

Coincident with the acquisition of GSCP on March 1, 2006, Equisol executed two employment agreements with the seller and his brother (the “Executives”) to serve as officers of the acquired company for initial terms of five years. The agreements automatically renew for one year terms unless either party provides 60 days prior written notice not to renew. Each of the two agreements provides for a base salary of at least $60,000 per year and annual payments equal to 25% of Net Income of the acquired company, as defined. Under the agreements, the Executives have agreed during the term of the agreements and for a period of two years following the Date of Termination not to compete or interfere with the Company’s business. As discussed below under LEGAL PROCEEDINGS, the Executives filed a complaint on August 4, 2010 to terminate their employment agreements for good cause and unspecified damages.

In December 2009 and January 2010, the Company, Equisol and XIOM executed three employment agreements with the two chief executive officers of EIHC and Equisol respectively.

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

The agreement with XIOM’s chief executive officer has a term of three years and provides for a base salary of $120,000 per year, annual stock grants equal to $30,000, a bonus of no less than 1% of XIOM’s net income per year, and signing grants of 250.000 stock options (to vest 20% per year of service), and 500,000 additional stock options (to vest 20% each year that XIOM gross revenues exceed $10,000,000). The agreement also provides for certain fringe benefits. It also contains provisions related to termination of the executive, whom may be entitled to receive a quarter of his base compensation under certain circumstances

An analysis of compensation expense charged to operations for the three months ended March 31, 2011 and accrued compensation payable at March 31, 2011 under the three employment agreements with the three executive officers of EIHC, Equisol, and XIOM follows:

	Continuing Operations			Discontinued Operation
	EIHC	Equisol	Subtotal	XIOM	TOTAL

Cash Compensation
Base Salary	$43,750	$25,000	$68,750	$18,704	$87,454
Minimum Bonus	43,750	-	43,750	-	43,750
	87,500	25,000	112,500	18,704	131,204
Other	3,712	-	3,712	-	3,712

Total Cash Compensation	91,212	25,000	116,212	18,704	134,916

Stock Compensation	25,000	12,500	37,500	7,500	45,000

Total Compensation Expense	$116,212	$37,500	$153,712	$26,204	$179,916

Accrued Compensation Payable at March 31, 2011	$454,484	$-	$454,484	$63,942	$518,426

CONSULTING AGREEMENT

On November 19, 2010, the Company executed a Consulting Agreement with two entities to perform certain investor relations and public relations services.  The agreement provided for an initial term of three months from December 12, 2010 to March 12, 2011 and the delivery of a total of 500,000 shares of Company common stock and 1,000,000 warrants exercisable into common stock at a price of $0.25 per share to December 31, 2013 to the two entities as compensation.  On December 30, 2010, the Company issued a total of 150,000 shares of its common stock to the two entities (see Note 9).  On February 23, 2011, the Company issued an additional total of 150,000 shares of its common stock to the two entities (See Note 9).

LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are parties to legal proceedings that arise in the normal course of business. We accrue for these items as losses become probable and can be reasonably estimated. While the outcome of these proceedings cannot be predicted with certainty, management believes that the outcome will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The Company has been a party to an action commenced against EIHC and its subsidiary XIOM relating to defaulted notes of XIOM with a face value totaling $820,000.  On or about November 18, 2010, the plaintiffs filed for a stipulation of dismissal.  On March 25, 2011, XIOM filed for bankruptcy protection.  Also on March 25, 2011, the noteholders representing the $820,000 executed Conversion Agreements with EIHC and XIOM to convert their notes payable and accrued interest into common stock in full and complete satisfaction of the notes.  On April 6, 2011, 4,561,496 shares were issued (see Note 9).

In early 2010, Equisol closed and exited its Electrical and Instrumentation Division (E&I) located in Lake Charles, LA, because of the economic environment and resulting lack of profitability.  As a result, over the year, various vendors filed liens and threatened litigation proceedings due to the lack of payment by E&I of their bills due which was a result of their customers withholding payment.  Additionally, the former officer of E&I filed a complaint alleging breach of contract of his employment agreement and seeking compensation which Equisol disputes.

13) GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements as of March 31, 2011, the Company has a total Stockholders’ Deficit of $4,062,013 and negative working capital of $1,304,553. Additionally, the Company incurred a Net Loss of $384,067 for the three months ended March 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company will continue seeking to raise money through a series of equity and debt transactions in 2011.

14) DISCONTINUED OPERATIONS

As described in Note 1, the board of directors determined in December 2010 that it would be in the best interests of the stockholders to sell XIOM Corp. On March 25, 2011, Xiom filed a petition in the United States Bankruptcy Court (District of Delaware) under Chapter 7 of the United States Bankruptcy Code requesting liquidation of its assets and liabilities.  Accordingly, this operation has been presented as a discontinued operation in the accompanying consolidated financial statements for the three months ended March 31, 2011 and 2010.

For the three months ended March 31, 2011 and 2010, income (loss) from discontinued operation consisted of:

	2011	2010

Revenues	16,897	61,543
Cost of revenues	4,989	$67,844
Gross profit	11,908	(6,301)
Selling, general and administrative expenses	43,274	218,211
Operating income	(31,366)	(224,512)

Interest expense	123,868	129,756
Impairment of property and equipment

Income (loss) before income tax provision	(155,234)	(354,268)
Income tax provision	-	-
Income (loss) from discontinued operation	(155,234)	(354,268)

The assets and liabilities of XIOM at March 31, 2011 and December 31, 2010 consisted of:

	2011		2010
Assets
Cash and cash equivalents	$132		$2,141
Accounts receivable, net	-		-
Inventory	-		-
Prepaid expenses and other current assets	2,000		2,000
Total current assets	2,132		4,141
Property and equipment, net	-		-
Other assets, net	36,446	(a)	36,446	(a)
Total assets	$38,578		$40,587

Liabilities
Current portion of debt	$879,311	(b)	1,699,311	(b)
Accounts payable	607,160		585,307
Accrued expenses	408,648		408,648
Accrued Interest	694,525		891,030
Total liabilities	$2,589,644		$3,584,296

Net Assets (Liabilities)	$(2,551,066)		$(3,543,709)

(a) Includes a $158,500 delinquent 5% note receivable due April 10, 2010 from and investment in Structural Enhancement Technologies Corp. (451,192 shares at March 31, 2011 and December 31, 2010) at estimated net recoverable value of $25,000 and $25,000 at March 31, 2011 and December 31, 2010, respectively.
(b) Excludes $440,620 and $433,116 payable to EIHC at March 31, 2011 and December 31, 2010, respectively, eliminated in consolidation.

15) BUSINESS SEGMENTS AND MAJOR CUSTOMERS

EIHC is a holding company that operates through its wholly owned subsidiary Equisol, LLC. The Company operates in one business segment: water treatment systems equipment sales.

Substantially all revenues for the three months ended March 31, 2011 and 2010 were derived from customers located in the United States.

In the three months ended March 31, 2011, three customers accounted for 27%, 20%, and 19% of consolidated revenues, respectively.

In the three months ended March 31, 2011, one customer accounted for 11% of consolidated revenues.

16) SUBSEQUENT EVENTS

On April 5, 2011, the Company entered into a Consulting Services Agreement with an entity to perform certain website and other services for the Company for a term of 60 days commencing May 16, 2011. The agreement provides for stock compensation to the consultant equal to 3,800,000 shares of Company common stock, 2,000,000 Retainer Shares payable at inceptions (the 2,000,000 shares were issued and delivered on May 16, 2011: the  $59,400 fair value will be expensed in the three months ending June 30, 2011) and 1,800,000 Additional Shares payable upon consultant's timely delivery of a new Company website satisfactory to management of the Company.

On April 6, 2011, the Company issued 4,561,496 shares of Company common stock to 12 XIOM Corp. noteholders pursuant to Debt Conversion Agreements executed March 25, 2011 (see Note 9).  The Debt Conversion Agreements converted a total of $1,140,373 consisting of $820,000 principal and $320,373 accrued interest at a conversion price of $0.25 per share.

On April 25, 2011, the Company entered into an agreement with an investor relations firm to perform specified investor relations services for the Company for a term of one year. The agreement provides for quarterly compensation to the investor relations firm of $2,500 cash and 400,000 shares of Company Common Stock (400,000 shares were issued and delivered on May 16, 2011: the $14,400 fair value will be expensed in the three months ending June 30, 2011). The Company has the option to terminate the agreement prior to commencement of any quarter after the first quarter with no additional quarterly compensation due the investor relations firm.

On April 26, 2011, the Company delivered a $37,500 Convertible Promissory Note (the "Note") to Asher Enterprises, Inc. in exchange for $37,500 cash. The Note bears interest at a rate of 8% per annum (22% default rate), is due on January 25, 2012, and is convertible at the option of the holder in whole or in part into Company common stock at a Variable Conversion Price equal to 61% of the market price (defined as the average of the lowest three trading prices for the common stock during the ten trading day period preceding the conversion date). The Note also provides that if the Company issues or sells any common stock for a consideration per share less than the conversion prices, the conversion price will be reduced to such consideration per share.

Effective May 4, 2011 EIHC adopted its 2011 Employee and Consultant Stock Compensation Plan (the “Plan”). The number of shares of common stock of the Company that are available for issuance under the Plan are 20,000,000 shares of the Company’s Common Stock, $0.0001 par value, consisting of 10,000,000 shares allocated to employees and directors and 10,000,000 shares allocated to advisors and/or consultants. A Registration Statement on Form S-8 was filed with the Securities and Exchange Commission (the “Commission”) for the purposes of registering the 20,000,000 shares of the Company1s Common Stock issuable under the Plan.

On May 9, 2011, the Company issued 880,000 shares of Company common stock to a former employee per the mutual termination and release agreement.

Item 2. — Management’s Discussion and Analysis of Financial Condition And Results of Operations

SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  This document contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance.  These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements.  Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “targets” and similar expressions.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors” beginning on page 26 and the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We believe our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements.  Our Annual Report on Form 10-K for the year ended December 31, 2010 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2010, except as noted below.  See our Note 1 in our unaudited consolidated financial statements for the three months ended March 31, 2011, as set forth herein, and our Note 2 of those consolidated financial statements for the summary of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Results of Operations

For the three months ended March 31, 2011, the Company recorded $620,308 in sales and cost of sales of $341,973. This is in comparison to total sales of $776,929 and cost of sales of $413778 for the three months ended March 31, 2010. These amounts exclude the results of operations of the Company’s discontinued operations. Gross profit for fiscal 2011 was $278,335 or 44%, an decrease of $84,816 compared to the gross profit in fiscal 2010 of $363,151 (which was 46% of revenue).  This decrease in sales and decrease in gross profit in fiscal 2011 resulted primarily from general economic conditions.

Selling, general and administrative expenses decreased from $490,877 in fiscal 2010 to $483,276 in fiscal 2011.

Other expense increased from $10,318 in fiscal 2010 to $23,892 in fiscal 2011, principally due to interest expense incurred on debt and secured promissory note payable to a related party.

Loss from continuing operations for the three months ended March 31, 2011 was $228,833 compared to $138,054 for the three months ended March 31, 2010, an increase of $90,779. The increase in loss from continuing operations was principally due to a decrease in sales.

The Company recorded a loss from discontinued operations in fiscal 2011 of $155,234, and a loss from discontinued operations of $354,268 in fiscal 2010. In November 2010, the Company’s board of directors determined that a sale of its XIOM subsidiary was in the best interests of the Company’s shareholders.The Company’s results of operations showed a loss of $7,187,000 in 2009 and a net loss of $1,389,000 in fiscal 2010. This decreased loss was attributable to the the goodwill impairment charge in 2009 of $7,099,110, offset by a full year's selling, general, and administrative expenses of $814,000 in 2010 compared to a one month period amount of $70,000 in 2009 and interest expense in 2010 of $539,000 compared to a one month period amount of $34,000 in 2009; an impairment of property and equipment of $32,000, and a writedown of a minority investment in a publicly traded entity of $25,000 in 2010.

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

Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents of $20,740, compared to $18,323 at December 31, 2010.  Working capital was a negative at March 31, 2011 and at December 31, 2010. To date, we have funded our operations, including our research and development activities, through funds derived from several private placements of an aggregate of approximately $3.5 million of equity securities and convertible debt issues.

Based on our current plan of operations and the cash on hand, we believe that our current cash balances will not be sufficient to fund operations through December 31, 2011. Our subsidiary, XIOM does not have the cash to pay the convertible notes which are currently in default.

As of March 31, 2011, we had an accumulated deficit of approximately $11,415,804. Our ability to continue our operations as a going concern is subject to our ability to obtain required additional capital to fund our operations until our sales efforts result in positive cash flow, and there can be no assurance that we will be able to do so.

As of March 31, 2011, we had convertible debt obligations of our XIOM subsidiary with a face value of $950,000 which have matured and not been paid and an additional $820,000 have been declared in default by the noteholders. On March 25, 2011 the 12 noteholders representing the $820,000 principal debt converted to company common stock. We have no capital lease obligations, no operating lease obligations other than the rent on the premises we occupy, and no material purchase obligations.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2011, there were no changes in internal controls over financial reporting which materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II— OTHER INFORMATION

Item 1 – Legal Proceedings

On August 4, 2010, two former officers of GSCP, filed a complaint seeking to terminate their employment agreements for good cause and unspecified damages.  On October 5, 2010, Equisol filed a Reconventional Demand against the former officers alleging, among other things, breach of contract and amended the same on October 27th, 2010.  Discovery has been initiated and depositions are scheduled for May 2011.  GSCP revenues during the first quarter ended March 31, 2011 were much lower than those experienced in any quarter of the year ended December 31, 2010 as GSCP is reevaluating its gross profit pricing strategy for customers.

The Company has been a party to an action commenced against EIHC and its subsidiary XIOM relating to defaulted notes of XIOM with a face value totaling $820,000.  On or about November 18, 2010, the plaintiffs filed for a stipulation of dismissal.  On March 25, 2011, XIOM filed for bankruptcy protection.  Also on March 25, 2011, the noteholders representing the $820,000 executed Conversion Agreements with EIHC and XIOM to convert their notes payable and accrued interest into common stock in full and complete satisfaction of the notes (See Note 7).

In early 2010, Equisol closed and exited its Electrical and Instrumentation Division (E&I) located in Lake Charles, LA, because of the economic environment and resulting lack of profitability.  As a result, over the year, various vendors filed liens and threatened litigation proceedings due to the lack of payment by E&I of their bills due which was a result of their customers withholding payment.  Additionally, the former officer of E&I filed a complaint alleging breach of contract of his employment agreement and seeking compensation which Equisol disputes.

Item 1A – Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 which could materially affect our business, financial condition, or future results of operations.  The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.  Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Risks Related To Our Business

EIHC has incurred losses since inception and expects to incur significant net losses in the foreseeable future and may never become profitable.

Since our inception, we have incurred significant losses and negative cash flows from operations.  As of March 31, 2011, we had an accumulated deficit of $11,415,804, and may incur additional losses in the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products.  In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations.  Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently, and successfully complete the development of our products, which may include manufacturing and marketing our products.  There can be no assurance that any such events will occur or that we will ever become profitable.  Even if we do achieve profitability, we cannot predict the level of such profitability.  If we sustain losses over an extended period of time, we may be unable to continue our business.

Our independent registered public auditors issued their report for the fiscal year ended December 31, 2010, with a “going concern” explanatory paragraph.

The independent registered public auditors report on their audit of our financial statements as of and for the fiscal year ended December 31, 2010 contained an explanatory paragraph indicating that the net losses we have incurred and our working capital deficit raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully read the independent registered public auditor’s report and examine our financial statements.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On February 23, 2011, we issued 1,590,997 shares to various consultants and officers per their employment agreements. On March 24, 2011, we issued 23,728,238 to the former members of Equisol, LLC per the purchase agreement dated December 7, 2009.

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

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.
(Registrant)

Date: May 23, 2011	By:	/s/ Michael D. Parrish
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