Form 10-K/A
period 2010-12-31
Environmental Infrastructure Holdings Corp
filed 2011-07-21
CIK 1160479

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

DOCUMENTS INCORPORATED BY REFERENCE:  EIHC 10K/A filed on May 4, 2011.

EXPLANATORY NOTE

The purpose of this Amended Annual Report of Form 10K/A for the period ended December 31, 2010 is to amend Item 9A(t), Controls and Procedures.

The Amended Item has been amended and restated in its entirety to respond to comments issued by the Securities and Exchange Commission.  We are only amending and refiling those parts of the latest 10K filing dated May 4, 2011 that have been changed.  This Amended Filing does not affect the Company’s consolidated financial statements for any period.  This Amended Filing does not reflect events occurring after the 10K Filing dated May 4, 2011 or modify or update those disclosures affected by subsequent events.  Information not affected by this Amended Filing is unchanged and reflects disclosure made at the time of the Original Filing.  This Amended Filing should be read in conjunction with the 10K Filing dated May 4, 2011, and the filings made with the Securities and Exchange Commission subsequent to the 10K Filed on May 4, 2011, including any amendments to such filings.

Item 9A(T).    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

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

Our management, with the participation of our chief executive officer/chief financial officer, performed an evaluation of our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) and concluded that our internal controls over financial reporting were effective as of December 31, 2010, and for the period then ended.

Changes in Internal Controls over Financial Reporting

During the first quarter of our fiscal year, and subsequently, we instituted additional levels of review over financial reporting and have retained the services of additional financial professionals with the requisite background and experience that will coordinate and be responsible for our disclosure controls and procedures. There were no other changes in internal controls over financial reporting which materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.