Form 10-Q/A
period 2011-03-31
Environmental Infrastructure Holdings Corp
filed 2011-07-21
CIK 1160479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Amendment No. 1 to
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

EXPLANATORY NOTE

The purpose of this Amended Quarterly Report of Form 10Q for the period ended March 31, 2011 is to amend Item 4T, Controls and Procedures.

The Amended Item has been amended and restated in its entirety to respond to comments issued by the Securities and Exchange Commission.  We are only amending and refiling those parts of the Original filing dated May 23, 2011 that have been changed.  This Amended Filing does not affect the Company’s consolidated financial statements for any period.  This Amended Filing does not reflect events occurring after the Original Filing dated May 23, 2011 or modify or update those disclosures affected by subsequent events.  Information not affected by this Amended Filing is unchanged and reflects disclosure made at the time of the Original Filing.  This Amended Filing should be read in conjunction with the 10Q Filing dated May 23, 2011, and the filings made with the Securities and Exchange Commission subsequent to the 10Q Filed on May 23, 2011, including any amendments to such filings.

Item 4T — Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be included in reports submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure and to ensure that information required to be disclosed in our reports was recorded, processed, summarized and reported within the required time periods.

Our principal executive and principal financial officer concluded our disclosure controls and procedures were effective at March 31, 2011.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2011, there were no changes in internal controls over financial reporting which materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.