Form 10-Q
period 2011-06-30
Environmental Infrastructure Holdings Corp
filed 2011-08-17
CIK 1160479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________ to _______

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

 (Title of each Class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒      NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☒

Number of shares of Environmental Infrastructure Holdings Corp.. Common Stock, $.001 par value, outstanding as of August 5, 2011:  89,109,812

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.

Form 10-Q

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Stockholders’ Deficit	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 4	Controls and Procedures	27
Item 4T	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults	29
Item 6	Exhibits
		29
SIGNATURES		30

Part I – FINANCIAL INFORMATION

Item 1. – Financial Statements (unaudited)

Environmental Infrastructure Holdings Corp.
Consolidated Balance Sheets
As of June 30, 2011 and December 31, 2010

	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$44,046	$18,323
Accounts receivable, net of allowance for doubtful accounts of $205,000 and $205,000, respectively	144,039	481,337
Inventory	86,071	94,841
Total Current Assets	274,156	594,501

Property and equipment, net of accumulated depreciation and amortization	3,228	8,099

Intangible assets, net of accumulated amortization and impairment allowances	272,464	275,464

Assets of discontinued operation held for sale (Filed for bankruptcy on March 25, 2011)	38,578	40,587

Total Assets	$588,426	$918,651

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Current portion of debt	$532,517	$376,612
Current portion of secured promissory note payable to related party	98,202	107,202
Accounts payable	381,326	626,616
Accrued expenses	64,098	70,121
Accrued compensation	473,608	417,358
Accrued interest	167,656	130,844
Total Current Liabilities	1,717,407	1,728,753

Long term portion of debt	225,021	199,941
Long term portion of secured promissory note payable to a related party	300,000	300,000
Liabilities of discontinued operation held for sale (Filed for bankruptcy on March 25, 2011)	2,589,644	3,584,296
Total Liabilities	4,832,072	5,812,990

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value; authorized 25,000,000 shares, none issued	-	-
Common stock, $.0001 par value; authorized 125,000,000 shares: issued and outstanding 83,309,812 and 48,509,795 shares respectively	8,331	4,851
Committed to be issued 3,113,869 and 25,369,235 shares respectively	311	2,537
Additional paid in capital	7,619,349	6,130,010
Deficit	(11,871,637)	(11,031,737)
Total Stockholders' Deficit	(4,243,646)	(4,894,339)

Total Liabilities and Stockholder's Deficit	$588,426	$918,651

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenues	$354,220	$799,028	$974,528	$1,575,906

Cost of Revenues	147,587	342,108	489,560	755,886

Gross Profit	206,633	456,920	484,968	820,020

Operating Expenses
Selling, general and administrative expenses	515,727	589,303	999,003	1,080,189
Marketing costs associated with future product development and sales incurred on acquisition of Tower Turbines, Inc. (Note 9)	150,000	-	150,000	-

Operating Loss	(459,094)	(132,383)	(664,035)	(260,169)

Other (Expense) Income
Interest Expense	(14,340)	(15,959)	(38,232)	(26,417)
Interest Income	1	12	1	152
Gain on settlement of former employee compensation liability based on terms of Mutual Termination and Release Agreement	17,600	-	17,600	-
Total Other (Expense) Income	3,261	(15,947)	(20,631)	(26,265)

Loss from Continuing Operations before Income Tax Provision	(455,833)	(148,330)	(684,666)	(286,434)

Income tax provision	-		-	-

Loss from Continuing Operations	(455,833)	(148,330)	(684,666)	(286,434)
Loss from Discontinued Operations, net of income tax	-	(215,566)	(155,234)	(569,784)

Net Loss	$(455,833)	$(363,896)	(839,900)	(856,218)

Loss per common share, basic and diluted:
Loss from continuing operations	(0.01)	(0.01)	(0.01)	(0.02)
Loss from discontinued operations	-		(0.00)	-
Net Loss	(0.01)	(0.01)	(0.01)	(0.02)

Weighted average number of common shares outstanding, basic and diluted	83,509,674	53,312,144	79,117,283	52,541,472

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Stockholders' Deficit
For the Six Months Ended June 30, 2011 (Unaudited) and for the Year Ended December 31, 2010

	Common Stock, $.0001 Par Value
	Issued Shares		Shares Committed to be Issued				Total
	Shares	Par Value	Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Stockholders' Deficit

Balance, December 31, 2009	41,811,100	$4,181	9,609,942	$961	$5,345,807	$(8,603,153)	$(3,252,204)

Additional shares committed to be issued to members of Equisol due to nonreceipt of $1,500,000 by February 5, 2010 per the terms of the membership purchase agreement dated December 7, 2009	-	-	15,643,296	1,564	(1,564)	-	-

Issuance of shares which were committed to be issued to parties at December 31, 2009	1,525,000	153	(1,525,000)	(153)	-	-	-

Sales of shares under private placement, net of offering costs of $10	440,000	44	-	-	109,946	-	109,990

Conversion of debt and accrued interest at January 22, 2010	603,600	60	-	-	162,912	-	162,972

Sale of shares in May 2010	750,000	75	-	-	124,925	-	125,000

Exercise of stock options pursuant to cashless exercise provisions	456,209	46	-	-	(46)	-	-

Issuance of shares and warrants and shares and warrants committed to be issued for consulting services	800,000	80	350,000	35	181,785	-	181,900

Issuance of shares and shares committed to be issued pursuant to employment agreements	2,123,886	212	1,290,997	130	179,419	-	179,761

Interest expense charge resulting from reduction in conversion price of convertible notes and exercise price of warrants pursuant to December 3, 2010 agreement	-	-	-	-	26,826	-	26,826

Net loss for year ended December 31, 2010	-	-	-	-	-	(2,428,584)	(2,428,584)

Balance, December 31, 2010	48,509,795	4,851	25,369,235	2,537	6,130,010	(11,031,737)	(4,894,339)

Issuance of shares which were committed to be issued to parties at December 31, 2010	25,169,235	2,517	(25,169,235)	(2,517)	-	-	-

Benficial conversion feature relating to issuance of debt on February 14, 2011	-	-	-	-	26,520	-	26,520

Issuance of shares to former employee pursuant to consulting agreements	150,000	15	-	-	4,485	-	4,500

Conversvion of debt and accrued interest on March 25, 2011	-	-	4,561,496	456	1,139,917	-	1,140,373

Shares committed to be issued pursuant to employment agreements	-	-	1,212,598	121	44,879	-	45,000

Net loss for three months ended March 31, 2011	-	-	-	-	-	(384,067)	(384,067)

Balance, March 31, 2011	73,829,030	7,383	5,974,094	597	7,345,811	(11,415,804)	(4,062,013)

Issuance of shares which were committed to be issued to parties at March 31, 2011	5,571,994	557	(5,571,994)	(557)	-	-	-

Issuance of shares for consulting services	2,650,000	265	-	-	80,785	-	81,050

Issuance of shares to former employee pursuant to Mutual Termination and Release Agreement	880,000	88	-	-	26,312	-	26,400

Benficial conversion feature relating to issuance of debt on May 5, 2011 and June 17, 2011	-	-	-	-	29,250	-	29,250

Shares committed to be issued in connection with acquisition of Tower Turbines, Inc. on June 1, 2011	-	-	2,000,000	200	99,800	-	100,000

Issuance of shares and shares committed to be issued pursuant to employment agreements	378,788	38	711,769	71	37,391	-	37,500

Net loss for three months ended June 30, 2011	-	-	-	-	-	(455,833)	(455,833)

Balance, June 30, 2011	83,309,812	$8,331	3,113,869	$311	$7,619,349	$(11,871,637)	$(4,243,646)

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,

	2011	2010

Cash Flow from Operating Activities
Net Loss	$(839,900)	$(856,218)
Loss from discontinued operations	155,234	569,784
Adjustments to reconcile net loss to cash used in operating activities:
Provision for doubtful accounts	-	-
Depreciation and amortization	7,871	4,605
Amortization of debt discounts	22,400	1,487
Issuance of stock for services	160,500	192,838
Issuance of debt and stock for marketing expenses related to acquisition of Tower Turbines, Inc.	150,000	-
Gain on settlement of former employee compensation liability based on terms of Mutual Termination and Release Agreement	(17,600)	-
Net change in operating assets and liabilities:
Accounts Receivable	337,298	168,153
Inventory	8,770	38,639
Prepaid expenses and other current assets	-	45
Accounts payable	(245,243)	(104,262)
Accrued expenses	(6,023)	(55,971)
Accrued compensation	155,250	-
Accrued interest	36,812	13,043
Net cash provided by (used in) operating activities - continuing operations	(74,631)	84,085
Net cash used in operating activities - discontinued operations	(2,009)	(178,535)
Net cash used in operating activities	(76,640)	(94,450)

Cash Flow from Investing Activities
Intangible assets additions	-	-
Property and equipment additions	-	-
Net cash provided by (used in) investing activities - continuing operations	-	-
Net cash provided by (used in) investing activities - discontinued operations	-	(4,000)
Net cash provided by (used in) operating activities	-	(4,000)

Cash Flow from Financing Activities
Increases in debt	143,000	-
Repayment of debt	(33,646)	(243,545)
Repayment of secured promissory note payable to related party	(9,000)	-
Loans to XIOM (discontinued operation)	-	(166,144)

Proceeds from private placement and private offerings of common stock, net of offering costs	-	109,990
Net cash provided by (used in) financing activities - continuing operations	100,354	(299,699)
Net cash provided by (used in) financing activities - discontinued operations	-	179,922
Net cash provided by (used in) financing activities	100,354	(119,777)

Increase (decrease) in cash and cash equivalents	23,714	(218,227)
Cash and cash equivalents, beginning of period	20,464	246,725
Cash and cash equivalents, end of period	44,178	28,498
Less cash and cash equivalents of discontinued operations at end of period	(132)	(19,976)
Cash and cash equivalents of continuing operations at end of period	$44,046	$8,522

Supplemental disclosures of cash flow information:
Interest paid	$7,142	$13,844
Income taxes paid	$-	$-

Supplemental noncash disclosures:
Conversion of accrued compensation payable to Equisol chief executive officer to note payable convertible into Company common stock effective January 1, 2011 (see Note 7)	$55,000	$-

Conversion of accrued compensation payable to former employee into the Company Common stock based on terms of Mutual Termination and Release Agreement	$44,000	$-

Conversion of debt and accrued interest to common stock	$1,140,373	$162,972

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Six Months Ended June 30, 2011
(unaudited)

1)	ENTITY AND ORGANIZATION

EIHC Merger Co., was formed on November 5, 2009 as a wholly owned subsidiary of XIOM. On December 7, 2009 XIOM and EIHC Merger Co., executed an Agreement and Plan of Merger (the “Plan”) pursuant to Section 251(g) of the Delaware General Corporation Law. Pursuant to the Plan, XIOM was repositioned as a wholly owned subsidiary of EIHC Merger Co.  EIHC Merger Co., then changed its name to Environmental Infrastructure Holdings Corp. (“EIHC” or the “Company”).

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

On December 7, 2009, EIHC acquired Equisol, LLC (“Equisol”), a Pennsylvania limited liability company established on April 25, 2003.  EIHC issued 18,563,693 shares to the owners of Equisol and committed to issue 8,084,942 additional shares so that the former owners of Equisol would own 40% of the fully diluted shares of EIHC.  Because outstanding shares were 24,372,407 at the time of the acquisition, the sellers received the equivalent of 52% of the outstanding shares of EIHC.  In addition, most of the board members and management of EIHC resigned at the time of the acquisition.  Accordingly, the acquisition was accounted for as a reverse merger of EIHC into Equisol.  Results of operations prior to the merger presented in these unaudited consolidated financial statements are those of Equisol. Equisol’s equity prior to the merger has been retroactively restated for the equivalent number of shares received in the merger.  As part of the merger agreement, Equisol spun off to its members a wholly-owned subsidiary as of December 7, 2009.  Also, in connection with the merger, the Company’s fiscal year end was changed from September 30 to December 31.

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

In November 2010, the Board of Directors of EIHC determined that it was in the best interest of the stockholders to dispose of the XIOM subsidiary. Accordingly, the assets and liabilities of XIOM have been shown as held for sale in the accompanying unaudited consolidated financial statements. Efforts to sell the XIOM subsidiary were unsuccessful, and on March 25, 2011, XIOM filed a voluntary petition in the United States Bankruptcy Court – District of Delaware under Chapter 7 of the United States Bankruptcy Code requesting liquidation of the assets and liabilities of XIOM Corp.

Interim Financial Statements

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q.  These unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations.  The accompanying consolidated financial statements at June 30, 2011 and for the three and six month periods ended June 30, 2011 and 2010 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated balance sheet as of December 31, 2010, is derived from statements included in the Company’s Form 10-K/A filed with the SEC on May 4, 2011. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements in that Form 10-K/A. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The unaudited consolidated balance sheet at June 30, 2011 includes the accounts of EIHC and its wholly-owned subsidiary Equisol (including Equisol’s Gulf States subsidiary).  The unaudited consolidated statements of operations, stockholders’ deficit, and cash flows for the six months ended June 30, 2011 and 2010 include the accounts of EIHC and Equisol.  In November 2010, the Board of Directors determined to sell the Company’s wholly-owned subsidiary XIOM Corp, and its results of operations and assets and liabilities are shown as a discontinued operation in 2011 and 2010 (See Note 14). All significant intercompany balances and transactions have been eliminated in consolidation.

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

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment is stated at cost less accumulated depreciation. Major expenditures for property and those that substantially increase useful lives are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in income. Depreciation is provided by utilizing the straight-line method over the estimated useful lives of the assets. (See Note 5).

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

During the year ended December 31, 2010, the discontinued operations of XIOM include impairment charges of $56,552 relating to:

Property and Equipment	$31,552

Note receivable from and minority investment in publictly traded entity	25,000

Total	$56,552

EARNINGS (LOSS) PER SHARE

The Company follows Accounting Standards Codification (“ASC”) topic 260, “Earnings per Share”, which requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”) by all publicly traded entities, as well as entities that have made a filing or are in the process of filing with a regulatory agency in preparation for the sale of securities in a public market.

Basic EPS is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS gives effect to all potentially dilutive common shares during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. For the six months ended June 30, 2011 and 2010, the diluted loss per common share calculation excluded the following potentially dilutive securities:

	Common Shares Equivalent
	Six Months Ended June 30,
	2011	2010
Convertible notes payable (See Note 7)	18,885,215	4,499,036
Stock options (See Note 10)	5,305,000	5,586,500
Common stock purchase warrants (See Note 10)	5,093,916	3,653,916
Total	29,284,131	13,739,452

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

The Company follows ASC topic 740, “income taxes,” governing uncertain tax positions which provides guidance for recognition and measurement. This prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the consolidated financial statements. It also provides accounting guidance on recognition, classification and disclosure of these uncertain tax positions.

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's consolidated financial statements. For the six months ended June 30, 2011 and 2010, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions.

FOREIGN CURRENCY TRANSLATION

For any future foreign subsidiaries, where the functional currency is other than the U.S. Dollar, revenue and expense accounts will be translated at the average rates during the period, and the balance sheet items will be translated at period end rates. Translation adjustments arising from the use of differing exchange rates from period to period will be included as a component of Stockholders’ Equity.  Gains and losses from foreign currency transactions are included in net income.  In the six months ended June 30, 2011 and 2010, there were no foreign sales.

SHARE BASED PAYMENTS

Share based payments are made primarily to employees, outside consultants and other professional service providers, from time to time, subject to current cash flow conditions and at the discretion of the Board of Directors. The compensation cost is determined based on the estimated fair value of the shares at the measurement date, which is the earlier of (a) the date at which a commitment for performance by the counterparty to earn the shares is reached (generally the contract date) or (b) the date at which the counterparty’s performance is complete. If vesting conditions apply, the compensation costs are capitalized as prepaid expenses and expensed over the remaining term of the respective contracts.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

3)  ACQUISITION OF EIHC AND DISCONTINUED OPERATIONS

As noted above, on December 7, 2009, EIHC (legal acquirer) acquired Equisol and its subsidiaries (legal acquiree) in a transaction which has been accounted for in the accompanying unaudited consolidated financial statements as a reverse merger. As a result, the financial position and results of operations of EIHC and its subsidiary XIOM prior to the date of the acquisition have been excluded from the accompanying unaudited consolidated financial statements  In connection with the merger, Equisol members received a total of 42,291,931 shares of common stock.

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

In December 2010, the Board of Directors of EIHC determined that it was in the best interest of the stockholders to dispose of the XIOM subsidiary. Accordingly, the assets and liabilities of XIOM have been shown as held for sale in the accompanying unaudited consolidated financial statements. Efforts to sell the XIOM subsidiary were unsuccessful, and on March 25, 2011, XIOM filed a voluntary petition in the United States Bankruptcy Court – District of Delaware under Chapter 7 of the United States Bankruptcy Code requesting liquidation of the assets and liabilities of XIOM Corp.

4) INVENTORY

Inventory consisted of finished goods of $86,071 and $94,841, at June 30, 2011 and December 31, 2010, respectively.

5) PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following as of June 30, 2011 and December 31, 2010:

	Useful Life- Years	2011	2010
Machinery and equipment	5-10	$66,072	$66,072
Vehicles	3-5	28,587	28,587
Furniture and fixtures	5-7	5,522	5,522
		100,181	100,181
Less accumulated depreciation and amortization		(96,953)	(92,082)

Property and equipment, net		$3,228	$8,099

Depreciation and amortization of property and equipment for the six months ended June 30, 2011 and 2010 was $4,871 and $4,340, respectively.

6) GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, net, consisted of the following as of June 30, 2011 and December 31, 2010:

	2011	2010
Goodwill:
Acquisition of EIHC (formerly XIOM) on December 7, 2009	$7,099,110	$7,099,110
Impairment recognized on acquisition of EIHC (formerly XIOM)	(7,099,110)	(7,099,110)
Net	-	-

Acquisition of Gulf States Chlorinator & Pump Inc. on March 1, 2006	237,464	237,464

Other Intangible Assets:
Trade name and customer accounts:
Acquisition of intangible assets of Kerrigan
Dupree, Inc. on April 17, 2007	60,000	60,000
Accumulated amortization	(25,000)	(22,000)
Net	35,000	38,000

Intangible assets, net	$272,464	$275,464

Goodwill is not amortized but is reviewed for impairment at least annually. The trade name and customer accounts and the patent costs are amortized over their estimated economic lives of 10 years. Expected future amortization of intangible assets for the years ending June 30, 2012, 2013, 2014, 2015 and 2016 is $6,000.

7) DEBT

Debt consisted of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Equisol:

Due bank under E&I revolving line of credit, interest at 6.05% (default rate of 18%) and 7.25%, respectively, due 6/29/10 secured by accounts receivable of E&I ($0 at December 31, 2009 ) and by a right of setoff related to cash held at this bank. At 12/31/09, this bank held personal guaranties of the former owners of  E&I; on February 25, 2010, the remaining balance due under this line of credit was paid down to zero by the Company.  However, the former owners of E&I have retained borrowing authority under the line of credit and new borrowings have continued to occur since that date. To the date of the issuance of these consolidated financial statements, known borrowings under the line of credit in E & I’s name have been $29,000, the proceeds of which may be used to satisfy the $43,357 listed below in this table as due to the former owners at June 30, 2011, in a similar self-reimbursement to that of approximately $70,000 made by them from the line in 2008. In March 2010, the former owners reimbursed themselves $8,200, of which $3,495 was applied to reduce the amount due them by the Company and $4,705 represented expenses paid claimed by them as reimbursable Company expenses. As discussed in Note 12 under “Legal Proceedings” in the fourth paragraph, the former owners of E&I commenced an action alleging breach of contract of employment agreement. The Company believes its financial exposures concerning the former owners is likely limited to the extent of the remainder due of the $43,357. Management of the Company has indicated it is legally dissolving E&I which has already merged out of existence for income tax purposes.
	$16,508	$16,508

Convertible Debt due related parties and others, interest at 8%, due on demand, secured by all Equisol assets under a lien junior to that of the $400,000 promissory note payable to related party (See Note 8), convertible into Equisol membership units	159,665	162,067

Convertible Debt to chief executive officer of Equisol, interest at 8%, due January 1, 2012, convertible at $0.20	55,000	-

Loan payable due to chief executive officer of the Company, interest at 8%, due on demand.	104,601	112,600

Loan payable to former owners of E & I, interest at 0%, due on demand. (see the related discussion above in this table related to the balance due of $16,508 at June 30, 2011 and December 31, 2010, respectively, under the revolving line of credit with another bank).	43,357	43,357

Convertible Debt due to former owner of Tower Turbines, Inc., interest due at 12%, due on June 1, 2014 (See Note 9)	50,000	-

Gulf States:
SBA guaranteed loan payable to financial institution, interest at prime rate plus 2.75%, due in monthly installments of principal and interest of $5,000 with balance due on May 31, 2016, secured by guaranties of Equisol and two officers of the Company, certain personal property, and certain real property owned by two officers of the Company. The loan requires, among other things, prior lender written consent concerning transfer or disposal of Company assets, payment of distributions, or changes in ownership structure during the period the loan is outstanding	218,776	242,021

EIHC:
Convertible Promissory Notes to Asher Enterprises, Inc., interest at a rate of 8% per annum (22% default rate), are due on November 10, 2011, December 30, 2011, and January 25, 2012, and are convertible at the option of the holder in whole or in part into Company common stock at a Variable Conversion price equal to 61% of the market price (defined as the average of the lowest three trading prices for the common stock during the ten trading day prior preceeding the conversion date).  The Notes also provide that if the Company issues or sells any common stock for a consideration per share less than the conversion prices, the conversion price will be reduced to such consideration per share.  The Company can prepay the notes in full if it so chooses. Reflected net of unamortized debt discount related to beneficial conversion feature of each note aggregating $33,370 as of June 30, 2011.
	109,630	-

Total	757,537	576,553

Less current portion of debt	(532,517)	376,612

Long term portion of debt	$225,021	$199,941

Maturities of the debt as of June 30, 2011 for the next five years and thereafter are as follows:

Year ending December 31,

2012	565,886
2013	47,244
2014	100,158
2015	53,251
2016	24,368
Total	$790,907
Unamortized debt discount	33,370
Net	$757,537

Accrued interest on debt consisted of the following at June 30, 2011 and and December 31, 2010:

	2011	2010
Equisol loan payable to chief executive officer of the Company	$109,109	$82,997
EIHC convertible debt	3,475	-
Equisol convertible debt	26,951	35,866
Secured Promissory Note payable to a related party	28,121	11,981
Total	$167,656	$130,844

Interest expense incurred for the six months ended June 30, 2011 and 2010 is summarized as follows:

	2011	2010
Equisol	$28,525	$17,420
Gulf States	7,142	8,997
EIHC	2,565	-
Total	$38,232	$26,417

Debt relating to Discontinued Operation

Debt relating to the Company’s wholly-owned subsidiary XIOM Corp consisted of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Convertible notes sold to investors in 2007, interest at 7% (default rate of 15%), originally due April 2012 (but acceleratable since required Registration Statement was not declared effective by June 2008, one year from the final closing date of the related private offering), convertible at a conversion price of $1.50 per share	$-	$820,000

Convertible note sold to investor in April 2008, interest at 7%, due March 2010, convertible at a conversion price of $1.50 per share – in technical default	500,000	500,000

Convertible notes sold to investors from June 2009 to August 2009, interest at 100%, due from December 2009 to February 2010, convertible at a conversion price equal to 75% of the 30 day moving average of the closing price of the Company’s common stock immediately prior to such conversion – in technical default	350,000	350,000

Loan payable to former Chief Executive Officer of XIOM, interest at 0%, due on demand	29,311	29,311
Total	$879,311	$1,699,311

On March 25, 2011, the $820,000 convertible notes sold to investors in 2007 (and $320,873 accrued interest thereon) were satisfied through the issuance of a total of 4,561,496 shares of our common stock.  See Note 9.

8) NOTE PAYABLE TO RELATED PARTY

In August 2010, Equisol received cash advances of approximately $400,000 from PDIR, LLC to satisfy Equisol’s obligations under its bank line of credit (See Note 7).  PDIR, LLC is controlled by two officers of the Company.

The $400,000 promissory note is due in 4 equal installments of $100,000 plus accrued interest theron at a rate of 8% per annum (overdue principal of 12% per annum) and is secured by all the assets of Equisol, which total $520,282 at June 30, 2011.

The $398,202 balance of the note is due as follows:

Year Ending December 31,
2011	$98,202
2012	100,000
2013	100,000
2014	100,000
Total	$398,202

9) COMMON STOCK

As described in Note 1, the acquisition of Equisol on December 7, 2009 was accounted for as a reverse merger of EIHC into Equisol. Accordingly, the accompanying unaudited financial statements reflect issued shares and shares committed to be issued at December 31, 2009 and prior to the reverse merger based on the number of shares issued (18,563,693 shares) and committed to be issued (8,084,942 shares), or 26,648,635 shares total, to Equisol members on December 7, 2009 pursuant to the reverse merger and exclude EIHC (formerly XIOM Corp.) equity transactions prior to the reverse merger on December 7, 2009. The fair value of the issued shares (23,247,407 shares) and shares committed to be issued (1,125,000 shares), or 24,372,407 shares total, relating to the shares retained by EIHC (formerly XIOM Corp.) shareholders pursuant to the reverse merger on December 7, 2009 has been reflected as consideration for the reverse purchase of XIOM at December 7, 2009 (see Note 3).

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

At June 30, 2011, the XIOM convertible note holder holding the 2,300,000 shares also holds $125,000 of notes sold to investors from June 2009 to August 2009 that were due between December 2009 and February 2010, with a conversion price equal to 75% of the 30 day moving average of the closing price of XIOM’s common stock prior to such conversion.

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

Effective February 5, 2010, the Company issued an additional 15,643,296 shares of its common stock to the former members of Equisol, LLC due to nonreceipt of $1,500,000 by February 5, 2010 per the terms of the membership purchase agreement dated December 7, 2009.

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

Effective May 20, 2010, the Company issued 750,000 shares of its common stock to an investor in exchange for $125,000 cash.

Effective September 20, 2010, the Company issued 250,000 shares of its common stock for consulting services rendered.  The $10,000 fair value of the shares was included in Selling, General, and Administrative expenses in the three months ended September 30, 2010.

On November 19, 2010, the Company committed to issue a total of 500,000 shares (300,000 shares issued to date) and 1,000,000 warrants exercisable at $0.25 per share to December 31, 2013 to two consultants pursuant to a Consulting Agreement dated November 19, 2010 (see Note 12). The $47,500 fair value of the shares and the $41,900 fair value of the warrants (valued using the Black Scholes option pricing model and the following assumptions: exercise price = $0.25 per share, term = 1138 days; risk free interest rate = 1.1283%, expected volatility = 100%), or $89,400 total, was included in selling, general, and administrative expenses in the three months ended December 31, 2010.

For the year ended December 31, 2010, the Company issued a total of 3,414,883 shares of its common stock pursuant to the three employment agreements discussed in Note 12.  The $179,761 fair value of the shares was included in selling, general, and administrative expenses in the year ended December 31, 2010.

Of the 25,369,235 shares committed to be issued at December 31, 2010, 1,440,997 shares were issued on February 23, 2011 and 23,728,238 shares were issued on March 24, 2011 and 200,000 shares committed to be issued have not yet been issued.

On March 25, 2011, the Company committed to issue 4,561,496 shares of its common stock pursuant to a debt conversion agreement with 12 XIOM Corp. noteholders.  The agreement converts a total of $1,140,373 consisting of $820,000 principal and $320,373 accrued interest at a conversion price of $0.25 per share.  The Company recorded a $1,140,373 reduction in liabilities of discontinued operations.  These shares were subsequently issued on April 6, 2011.

For the three months ended March 31, 2011, the Company committed to issue a total of 1,212,598 shares of its common stock pursuant to the three employment agreements discussed in Note 12.  The $45,000 fair value of the shares was included in selling, general, and administrative expenses in the three months ended March 31, 2011.  These shares were subsequently issued on May 13, 2011.

Effective May 4, 2011 EIHC adopted its 2011 Employee and Consultant Stock Compensation Plan (the “Plan”). The number of shares of common stock of the Company that are available for issuance under the Plan are 20,000,000 shares of the Company’s Common Stock, $0.0001 par value, consisting of 10,000,000 shares allocated to employees and directors and 10,000,000 shares allocated to advisors and/or consultants,. A Registration Statement on Form S-8 was filed with the Securities and Exchange Commission (the “Commission”) for the purposes of registering the 20,000,000 shares of the Company’s Common Stock issuable under the Plan.

On May 9, 2011, the Company issued 880,000 shares of its common stock in lieu of accrued compensation pursuant to a release agreement with a former employee.  The $17,600 excess of the liability settled ($44,000) over the fair value of the shares was included in other income in the three months ended March 31, 2011.

On May 13, 2011, the Company issued 2,000,000 shares of its common stock to a website consultant pursuant to a consulting services agreement dated April 5, 2011.  The $59,400 fair value of the shares at April 25, 2011 was included in the selling, general, and administrative expenses in the three months ended June 30, 2011.

On May 13, 2011, the Company issued 400,000 shares of its common stock to an investor relations consultant pursuant to an agreement dated April 25, 2011 (See Note 12).  The $14,400 fair value of the shares at April 5, 2011was included in the selling, general, and administrative expenses in the three months ended June 30, 2011.

Effective June 1, 2011, the Company committed to issue 2,000,000 shares of its common stock to the sole stockholder of Tower Turbines, Inc. (“TT”) in connection with Equisol’s acquisition of TT pursuant to a Stock Purchase Agreement (See Note 7).  TT had no assets nor liabilities at the June 1, 2011 acquisition date and its operations since inception have been limited to researching water tower owners for their interest in ordering equipment to capture energy from water flow.  The $100,000 fair value of the shares at June 1, 2011, along with the $50,000 fair value of the promissory note also issued to the TT sole stockholder in connection with TT’s acquisition, was included in operating expenses in the three months ended June 30, 2011 as marketing costs associated with future product development and sales incurred on acquisition.

On June 21, 2011, the Company issued 250,000 shares of its common stock to an entity for consulting services rendered.  The $7,250 fair value of the shares of June 21, 2011 was included in selling, general, and administrative expenses in the three months ended June 30, 2011.

For the three months ended June 30, 2011, the Company committed to issue a total of 711,769 shares of its common stock pursuant to the EIHC and Equisol employment agreements discussed in Note 12.  The $37,500 fair value of the shares was included in the selling, general, and administrative expenses in the three months ended June 30, 2011.

Of the 3,113,869 shares committed to be issued at June 30, 2011 (but not yet issued), 2,000,000 shares relate to the June 1, 2011 acquisition of TT, 711,769 shares are issuable for May and June 2011 services pursuant to the EIHC and Equisol employment agreements discussed in Note 12, 202,100 shares relate to January, February, and March 2011 services pursuant to the Xiom employment agreement discussed in Note 12 and 200,000 shares relate to the consulting agreement dated November 19, 2010 discussed above.

10) STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock option and warrant activity for the year ended December 31, 2010 and the six months ended June 30, 2011 follows:

	Common Shares Equivalent
	Stock Options	Warrants

Outstanding at December 31, 2009	6,186,500	3,653,916

Granted and issued (See Note 9)	-	1,440,000
Exercised (See Note 9)	(456,209)	-
Forfeited/expired/cancelled (See Note 9)	(211,291)	-

Outstanding at December 31, 2010	5,519,000	5,093,916

Granted and issued (See Note 9)	-	-
Exercised (See Note 9)	-	-
Forfeited/expired/cancelled (See Note 9)	(214,000)	-

Outstanding at June 30, 2011	5,305,000	5,093,916

Stock options outstanding at June 30, 2011 follow:

Granted in Year Ended	Number Outstanding	Exercise	Expiration
December 31,	and Exercisable	Price	Date

2006	350,000	$0.58	October 14, 2011
2007	250,000	$0.42	July 5, 2012
2007	300,000	$0.42	August 14, 2012
2007	30,000	$1.25	August 30, 2012
2007	525,000	$0.50	October 15, 2012
2008	300,000	$1.05	February 19, 2013
2008	500,000	$0.42	February 29, 2013
2009	1,500,000	$0.25	February 27, 2014
2009	750,000	$0.50	March 23, 2014
2009	500,000	$0.75	March 23, 2014
2009	300,000	$0.05	May 26, 2014

Total	5,305,000

Warrants outstanding at June 30, 2011 follow:

Issued in Year Ended	Number Outstanding	Exercise	Expiration
December 31,	and Exercisable	Price	Date

2007	666,666	$2.00	June 2012
2007	666,666	$2.50	June 2012
2007	154,667	$1.00	June 2012
2007	154,667	$1.25	June 2012
2008	250,000	$1.50	March 2013
2008	250,000	$1.80	March 2013
2008	6,250	$2.00	March 2013
2008	5,000	$2.50	March 2013
2009	1,100,000	$0.75	December 31, 2012
2009	400,000	$0.75	December 31, 2012
2010	440,000	$0.75	December 31, 2012
2010	1,000,000	$0.25	December 31, 2013

Total	5,093,916

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

For the six months ended June 30, 2011 and 2010, the income tax provision consisted of:

	2011	2010
GSCP - Federal income tax	$-	$-
GSCP – State income tax	-	-
Equisol – State income tax	-	-
Total	$-	$-

For the six months ended June 30, 2011 and 2010, the income tax provision differed from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) from continuing operations before income tax provision. The sources of the difference follow:

	2011	2010
Expected tax at 35%	$(171,221)	$(51,916)
Change in valuation allowance	171,221	51,916
Actual income tax provision	$-	$-

As of June 30, 2011, EIHC had net operating loss carryforwards of approximately $720,000 which expire in 2029, 2030 and 2031.

As of June 30, 2011 and December 31, 2010, XIOM had net operating loss carryforwards of approximately $7,450,000 and $7,300,000, respectively, which expire at various dates through 2031.

Changes in the ownership of EIHC or XIOM that have occurred in the past or that could occur in the future may limit the future utilization of these net operating loss carryforwards pursuant to federal and state tax statutes and regulations.  The amount of such limitations, if any, have not been quantified by the Company.

At June 30, 2011 and December 31, 2010, the Company maintained a full valuation allowance against the gross deferred tax asset arising from the net operating and capital loss carry forwards because, in management’s opinion at this time, it is more likely than not, such benefits will not be realized during the respective carryforward periods.

At June 30, 2011 and December 31, 2010, the net deferred tax asset consists of:

	2011	2010
Deferred tax asset relating to net operating loss carry forwards of EIHC	$252,000	$175,000

Deferred tax asset relating to net operating loss carry forwards of Xiom	2,607,500	2,555,000

Valuation Allowance	(2,859,500)	(2,730,000)

Deferred tax asset, net	$-	$-

12) COMMITMENTS AND CONTINGENCES

LEASES

The Company’s subsidiaries lease office, manufacturing and warehouse space pursuant to various leases on a month-to-month basis. Rent expense for the six months ended June 30, 2011 and 2010 was approximately $16,078 and $31,417, respectively.

On January 13, 2010, GSCP executed a lease agreement for office and warehouse space in Baton Rouge, Louisiana for a term of five years from February 1, 2010 to January 31, 2015 at a base rent of $1,950 per month. Under the lease agreement, GSCP has an option to renew the lease for two additional terms of three years each at base rent plus 4% increases per year. On April 1, 2011, Equisol’s subsidiary, GSCP subleased it’s Baton Rouge facility to a third party who assumed the obligations of the master lease.

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

In December 2009 and January 2010, the Company, Equisol and XIOM executed three employment agreements with the three chief executive officers of EIHC, XIOM, and Equisol respectively.

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

The agreement with XIOM’s chief executive officer has a term of three years and provided for a base salary of $120,000 per year, annual stock grants equal to $30,000, a bonus of no less than 1% of XIOM’s net income per year, and signing grants of 250,000 stock options (to vest 20% per year of service), and 500,000 additional stock options (to vest 20% each year that XIOM gross revenues exceed $10,000,000). The agreement also provided for certain fringe benefits. It also contained provisions related to termination of the executive, whom was entitled to receive a quarter of his base compensation under certain circumstances.

On May 9, 2011, the Company issued 880,000 shares of its common stock in lieu of accrued compensation pursuant to a release agreement with a former employee.  The $17,600 excess of the liability settled ($40,000) over the fair value of the shares was included in other income in the three months ended March 31, 2011.

An analysis of compensation expense charged to operations for the six months ended June 30, 2011 and accrued compensation payable at June 30, 2011 under the three employment agreements with the three executive officers of EIHC, Equisol, and XIOM follows:

	Continuing Operations			Discontinued Operation
	EIHC	Equisol	SUBTOTAL	XIOM	TOTAL

Cash Compensation
Base Salary	$96,250	$50,000	$146,250	$18,704	$164,954
Minimum Bonus	96,250	-	96,250	-	96,250
	192,500	50,000	242,500	18,704	261,204
Other	3,712	-	3,712	-	3,712
Total Cash Compensation	196,212	50,000	246,212	18,704	264,916

Stock Compensation
Total Stock Compensation	50,000	25,000	75,000	7,500	82,500

Total Compensation Expense	$246,212	$75,000	$321,212	$26,204	$347,416

Accrued Compensation Payable at June 30, 2011	$448,608	$25,000	$473,608	$63,942	$573,550

Due to Xiom’s March 25, 2011 bankruptcy filing, the company has ceased accrual of any compensation expense relating to the Xiom employment agreement commencing April 1, 2011.

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

On April 5, 2011, the Company entered into a Consulting Services Agreement with an entity to perform certain website and other services for the Company for a term of 60 days commencing May 16, 2011. The agreement provided for stock compensation to the consultant equal to 3,800,000 shares of Company common stock, 2,000,000 Retainer Shares payable at inceptions (the 2,000,000 shares were issued and delivered on May 16, 2011: the  $59,400 fair value was expensed in the three months ended June 30, 2011) and 1,800,000 Additional Shares payable upon consultant's timely delivery of a new Company website satisfactory to management of the Company.  The 1,800,000 shares were issued and delivered on July 19, 2011.  The $70,200 fair value will be expenses in the three months ending September 30, 2011.

On April 25, 2011, the Company entered into an agreement with an investor relations firm to perform specified investor relations services for the Company for a term of one year. The agreement provides for quarterly compensation to the investor relations firm of $2,500 cash and 400,000 shares of Company Common Stock (400,000 shares were issued and delivered on May 16, 2011: the $14,400 fair value was expensed in the three months ending June 30, 2011). The Company has the option to terminate the agreement prior to commencement of any quarter after the first quarter with no additional quarterly compensation due the investor relations firm.

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

On August 4, 2010, two former officers of GSCP filed a complaint seeking to terminate their employment agreements for good cause and unspecified damages.  On October 5, 2010, Equisol filed a Reconventional Demand against the former officers alleging, among other things, breach of contract and amended the same on October 27, 2010.  Discovery has been initiated and depositions are scheduled for September 2011.  GSCP revenues during the first two quarters ended June 30, 2011 were much lower than those experienced in any quarter of the year ended December 31, 2010 as GSCP has implemented a new gross profit pricing strategy for customers.

The Company has been a party to an action commenced against EIHC and its subsidiary XIOM relating to defaulted notes of XIOM with a face value totaling $820,000.  On or about November 18, 2010, the plaintiffs filed for a stipulation of dismissal.  On March 25, 2011, XIOM filed for bankruptcy protection.  Also on March 25, 2011, the noteholders representing the $820,000 executed Conversion Agreements with EIHC and XIOM to convert their notes payable and accrued interest into common stock in full and complete satisfaction of the notes.  On April 6, 2011, 4,561,496 shares were issued.

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

13) GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements as of June 30, 2011, the Company has a total Stockholders’ Deficit of $4,243,646 and negative working capital of $1,443,251. Additionally, the Company incurred a Net Loss of $839,900 for the six months ended June 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company will continue seeking to raise money through a series of equity and debt transactions in 2011.

14) DISCONTINUED OPERATIONS

As described in Note 1, the board of directors determined in November 2010 that it would be in the best interests of the stockholders to sell XIOM Corp. On March 25, 2011, Xiom filed a petition in the United States Bankruptcy Court (District of Delaware) under Chapter 7 of the United States Bankruptcy Code requesting liquidation of its assets and liabilities and effectively ceased all operations.  Accordingly, this operation has been presented as a discontinued operation in the accompanying consolidated financial statements for the periods presented.

For the six months ended June 30, 2011 and 2010, loss from discontinued operations consisted of:

	2011	2010

Revenues	$16,897	$261,339

Cost of revenues	4,989	167,151

Gross profit	11,908	94,188

Selling, general and administrative expenses	43,274	404,580

Operating income	(31,366)	(310,392)

Interest expense	123,868	259,442

Loss before income tax provision	(155,234)	(569,834)
Income tax provision

Loss from discontinued operation	$(155,234)	$(569,834)

Due to Xiom’s March 25, 2011 bankruptcy filing, the Company has ceased accrual of interest expense and other contractual obligations commencing April 1, 2011.

The assets and liabilities of XIOM at June 30, 2011 and December 31, 2010 consisted of:

	(a) 2011		2010
Assets
Cash and cash equivalents	$132		$2,141
Accounts receivable, net	-		-
Inventory	-		-
Prepaid expenses and other current assets	2,000		2,000
Total current assets	2,132		4,141
Property and equipment, net	-		-
Other assets, net	36,446	(b)	36,446
Total assets	$38,578		$40,587

Liabilities
Current portion of debt	$879,311	(c)	1,699,311	(c)
Accounts payable	607,160		585,307
Accrued expenses	408,648		408,648
Accrued Interest	694,525		891,030
Total liabilities	$2,589,644		$3,584,296

Net Assets (Liabilities)	$(2,551,066)		$(3,543,709)

(a)  Due to Xiom’s March 25, 2011 bankruptcy filing, the Company has ceased accrual of interest expense and other contractual obligations commencing April 1, 2011.  Any gain from the discharge of indebtedness will be recognized upon order of the United States Bankruptcy Court.
(b)  Includes a $158,500 delinquent 5% note receivable due April 10, 2010 from and investment in Structural Enhancement Technologies Corp. (451,192 shares at June 30, 2011 and December 31, 2010) at estimated net recoverable value of $25,000 at June 30, 2011 and December 31, 2010.
(c) Excludes $1,589,994 and $433,116 payable to EIHC at June 30, 2011 and 2010, respectively, eliminated in consolidation.

15) BUSINESS SEGMENTS AND MAJOR CUSTOMERS

EIHC is a holding company that operates through its wholly owned subsidiary Equisol, LLC. The Company operates in one business segment: water treatment systems equipment sales.

Substantially all revenues for the six months ended June 30, 2011 and December 31, 2010 were derived from customers located in the United States.

In the three months ended June 30, 2011, three customers accounted for 10%, 28% and 35% of consolidated revenues,

In the six months ended June 30, 2011, three customers accounted for 16%, 30% and 23% of consolidated revenues.

16) SUBSEQUENT EVENTS

On July 14, 2011, the Company issued two entities secured Convertible Promissory Notes (the “Notes”) totaling $40,000 and Common Stock Purchase Warrants (the “Warrants”) to purchase a total of 1,200,000 shares of Company Common Stock in exchange for $37,500 cash, net of $2,500 legal fees (received July 22, 2011 and July 25, 2011).  The Notes bear interest at a rate of 9.875% payable semi-annually (default interest rate of 15%), are due on July 8, 2012, and are convertible into shares of Company common stock at a Variable Conversion Price equal to 65% of the fair market value (defined as the average of the lowest three closing prices for the common stock during the term of the note preceding the conversion date).  The Warrants are exercisable into shares of Company common stock at an exercise price of $0.10 per share until July 8, 2014.  The $40,000 debt discounts attributable to the fair value of  the Warrants and the beneficial conversion feature will be amortized as interest expense in the Statement of Operations over the one year term of the Notes. To date, none of the 1,200,000 warrants have been exercised.

On July 15, 2011, Equisol past due debt (Covertible Promissory Note dated August 31, 2004, due August 31, 2007, convertible into Equisol units at a 15% discount) bearing interest at 8% due to a related party totaling $40,000 (principal - $8,964, accrued interest - $31,036) was sold (in similar proportions) to the same two entities described in the preceding paragraph under two Debt Purchase Agreements for a total of $40,000 cash, reducing the principal of the note due to the aforementioned related party from $80,000 at June 30, 2011 (included in the "Convertible Debt due related parties and others" line in Note 7) to $71,036 after the transaction and reducing the accrued interest payable to $0. Also on July 15, 2011, pursuant to Debt Settlement Agreements with those entities, the Company agreed to issue a total of 4,000,000 freely tradable shares of its common stock (delivered July 19, 2011) to the two entities in satisfaction of the $40,000 debt. The $72,000 excess of the fair market value of the 4,000,000 shares of common stock at July 13, 2011 ($112,000) over the $40,000 debt settled will be included in other expenses in the Statement of Operations for the three months ending September 30, 2011.

On July 19, 2011, the Company issued 1,800,000 shares of common stock to a consultant pursuant to the terms of the April 5, 2011 Consulting Services Agreement. The $70,200 fair value of the shares at July 19, 2011 will be included in selling, general and administrative expenses in the Statement of Operations for the three months ending September 30, 2011.

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

Overview

EIHC Merger Co., was formed on November 5, 2009 as a wholly owned subsidiary of XIOM. On December 7, 2009 XIOM and EIHC Merger Co., executed an Agreement and Plan of Merger (the “Plan”) pursuant to Section 251(g) of the Delaware General Corporation Law. Pursuant to the Plan, XIOM was repositioned as a wholly owned subsidiary of EIHC Merger Co.  EIHC Merger Co., then changed its name to Environmental Infrastructure Holdings Corp. (“EIHC” or the “Company”).

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

We believe our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements.  Our Annual Report on Form 10-K for the year ended December 31, 2010 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2010, except as noted below.  See our Note 1 in our unaudited consolidated financial statements for the six months ended June 30, 2011, as set forth herein, and our Note 2 of those unaudited consolidated financial statements for the summary of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Results of Operations

For the six months ended June 30, 2011, the Company recorded $974,528 in sales and cost of sales of $489,560. This is in comparison to total sales of $1,575,906 and cost of sales of $755,886 for the six months ended June 30, 2010. These amounts exclude the results of operations of the Company’s discontinued operations. Gross profit for the six months ended June 30, 2011 was $484,968 or 49.8%..  This decrease in sales and increase in gross profit in fiscal 2010 resulted primarily from general economic conditions and the Company's decision to pursue profitable sales while reducing unprofitable lines.

Selling, general and administrative expenses increased from $1,080,189 for the six months ended June 30, 2010 to $1,182,373 for the six months ended June 30, 2011 which includes a one time expense related to the acquisition of Tower Turbines, Inc..

Other expense decreased from $26,265 for the six months ended June 30, 2010 to $10,217 for the six months ended June 30, 2011, principally due to the $17,600 gain on settlement of debt.

Loss from continuing operations for the six months ended June 30, 2011 was $707,622 compared to $286,434 for the six months ended June 30, 2010, an increase of $421,188. The increase in loss from continuing operations was principally due to the parent holding company selling, general, and administrative expenses, in addition to the acquisition costs of Tower Turbines Inc. which increased Equisol’s operating expenses by $150,000 in June 2011.

The Company recorded a loss from discontinued operations in for the six months ended June 30, 2011 of $155,234.  As described in Note 1, the board of directors determined in November 2010 that it would be in the best interests of the stockholders to sell XIOM Corp. On March 25, 2011, Xiom filed a petition in the United States Bankruptcy Court (District of Delaware) under Chapter 7 of the United States Bankruptcy Code requesting liquidation of its assets and liabilities and effectively ceased all operations.    The Company’s results of operations showed a loss of $7,187,000 in 2009 and a net loss of $1,389,000 in fiscal 2010. This decreased loss was attributable to the the goodwill impairment charge in 2009 of $7,099,110, offset by a full year's selling, general, and administrative expenses of $814,000 in 2010 compared to a one month period amount of $70,000 in 2009 and interest expense in 2010 of $539,000 compared to a one month period amount of $34,000 in 2009; an impairment of property and equipment of $32,000, and a write down of a minority investment in a publicly traded entity of $25,000 in 2010.

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

Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents of $44,046, compared to $18,323 at December 31, 2010.  Working capital was a negative 1,479,621 at June 30, 2011 and negative 1,134,252 at December 31, 2010. To date, we have funded our operations, including our research and development activities, through funds derived from several private placements of an aggregate of approximately $3.5 million of equity securities and convertible debt issues.

Based on our current plan of operations and the cash on hand, we believe that our current cash balances will not be sufficient to fund operations through December 31, 2011.

As of June 30, 2011, we had an accumulated deficit of approximately $11.9 million. Our ability to continue our operations as a going concern is subject to our ability to obtain required additional capital to fund our operations until our sales efforts result in positive cash flow, and there can be no assurance that we will be able to do so.

As of June 30, 2011, we had convertible debt obligations of our XIOM subsidiary with a face value of $850,000 which have matured and not been paid. We have no capital lease obligations, no operating lease obligations other than the rent on the premises we occupy, and no material purchase obligations.

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

Our principal executive and principal financial officer concluded our disclosure controls and procedures were effective at June 30, 2011.

Changes in InternalControl Over Financial Reporting

During the quarter ended June 30, 2011, there were no changes in internal controls over financial reporting which materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since our inception, we have incurred significant losses and negative cash flows from operations.  As of June 30, 2011, we had an accumulated deficit of $11.9 million, and may incur additional losses in the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products.  In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations.  Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently, and successfully complete the development of our products, which may include manufacturing and marketing our products.  There can be no assurance that any such events will occur or that we will ever become profitable.  Even if we do achieve profitability, we cannot predict the level of such profitability.  If we sustain losses over an extended period of time, we may be unable to continue our business.

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

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.
(Registrant)

Date: August 16, 2011	By:	/s/ Michael D. Parrish
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