Form 10-Q
period 2011-09-30
Environmental Infrastructure Holdings Corp
filed 2011-11-21
CIK 1160479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐      NO ☒

Number of shares of Environmental Infrastructure Holdings Corp.. Common Stock, $.001 par value, outstanding as of November 14, 2011:  107,607,817
Number of shares of Environmental Infrastructure Holdings Corp.. Preferred Stock, $.001 par value, outstanding as of November 14, 2011:  4,007,633

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.

Form 10-Q

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

Environmental Infrastructure Holdings Corp.
Consolidated Balance Sheets
As of September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$20,284	$18,323
Accounts receivable, net of allowance for doubtful accounts of $205,000 and $205,000, respectively	83,870	481,337
Inventory	71,071	94,841
Prepaid expenses and other current assets	-	-
Total Current Assets	175,225	594,501

Property and equipment, net of accumulated depreciation and amortization	821	8,099

Intangible assets, net of accumulated amortization and impairment allowances	270,964	275,464

Assets of discontinued operation held for sale	38,578	40,587

Total Assets	$485,589	$918,651

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Current portion of debt	$520,601	$376,612
Current portion of secured promissory note payable to related party	98,202	107,202
Accounts payable	444,464	626,616
Accrued expenses	64,136	70,121
Accrued compensation	532,703	417,358
Accrued interest	152,229	130,844
Total Current Liabilities	1,812,335	1,728,753

Long term portion of debt	218,008	199,941
Long term portion of secured promissory note payable to a related party	300,000	300,000
Liabilities of discontinued operation held for sale	2,589,644	3,584,296
Total Liabilities	4,919,987	5,812,990

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value; authorized 25,000,000 shares, none issued	-	-
Common stock, $.0001 par value; authorized 125,000,000 shares: issued and outstanding 100,410,432 and 48,509,795 shares respectively)	10,042	4,851
Committed to be issued 3,134,152 and 25,369,235 shares respectively	313	2,537
Additional paid in capital	8,079,962	6,130,010
Deficit	(12,524,715)	(11,031,737)
Total Stockholders' Deficit	(4,434,398)	(4,894,339)

Total Liabilities and Stockholder's Deficit	$485,589	$918,651

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Operations
For the Three and Nine Months Ended Sept 30,

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenues	$315,645	$729,325	$1,290,173	$2,305,281

Cost of Revenues	184,103	378,038	673,663	1,133,924

Gross Profit	131,542	351,287	616,510	1,171,357

Operating Expenses
Selling, general and administrative expenses	643,013	359,413	1,642,016	1,434,603
Marketing costs associated with future product development and sales incurred on acquisition of Tower Turbines, Inc. (Note 9)	-	-	150,000	-
Operating Loss	(511,471)	(8,126)	(1,175,506)	(263,246)

Other (Expense) Income
Interest Expense	(47,107)	(14,028)	(85,339)	(40,445)
Interest Income	-	-	1	154
Gain on settlement of former employee compensation liability based on terms of Mutual Termination and Release Agreement	-	-	17,600	-
Excess of the fair market value of the shares over debt settled	(94,500)	-	(94,500)	-
Total Other (Expense) Income	(141,607)	(14,028)	(162,238)	(40,291)

Loss from Continuing Operations before Income Tax Provision	(653,078)	(22,154)	(1,337,744)	(303,537)

Income tax provision	-	-	-	-

Loss from Continuing Operations	(653,078)	(22,154)	(1,337,744)	(303,537)
Loss from Discontinued Operations, net of income tax	-	(226,149)	(155,234)	(800,984)

Net Loss	$(653,078)	$(248,303)	$(1,492,978)	$(1,104,521)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.02)
Net Loss	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	90,858,373	46,946,195	85,008,858	44,635,673

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Stockholders' Deficit
For the Nine Months Ended September 30, 2011 (Unaudited) and for the Year Ended December 31, 2010

	Common Stock, $.0001 Par Value						Total
	Issued Shares		Shares Committed to be Issued		Additional Paid	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	In Capital	Deficit	Deficit

Balance, December 31, 2009	41,811,100	$4,181	9,609,942	$961	$5,345,807	$(8,603,153)	$(3,252,204)

Additional shares committed to be issued to members of Equisol due to nonreceipt of $1,500,000 by February 5, 2010 per the terms of the membership purchase agreement dated December 7, 2009	-	-	15,643,296	1,564	(1,564)	-	-

Issuance of shares which were committed to be issued to parties at December 31, 2009	1,525,000	153	(1,525,000)	(153)	-	-	-

Sales of shares under private placement, net of offering costs of $10	440,000	44	-	-	109,946	-	109,990

Conversion of debt and accrued interest at January 22, 2010	603,600	60	-	-	162,912	-	162,972

Sale of shares in May 2010	750,000	75	-	-	124,925	-	125,000

Exercise of stock options pursuant to cashless exercise provisions	456,209	46	-	-	(46)	-	-

Issuance of shares and warrants and shares and warrants committed to be issued for consulting services	800,000	80	350,000	35	181,785	-	181,900

Issuance of shares and shares committed to be issued pursuant to employment agreements	2,123,886	212	1,290,997	130	179,419	-	179,761

Interest expense charge resulting from reduction in conversion price of convertible notes and exercise price of warrants pursuant to December 3, 2010 agreement	-	-	-	-	26,826	-	26,826

Net loss for year ended December 31, 2010	-	-	-	-	-	(2,428,584)	(2,428,584)

Balance, December 31, 2010	48,509,795	4,851	25,369,235	2,537	6,130,010	(11,031,737)	(4,894,339)

Issuance of shares which were committed to be issued to parties at December 31, 2010	25,169,235	2,517	(25,169,235)	(2,517)	-	-	-

Benficial conversion feature relating to issuance of debt on February 8, 2011	-	-	-	-	26,520	-	26,520

Issuance of shares to former employee pursuant to Mutual Termination and Release Agreement	150,000	15	-	-	4,485	-	4,500

Conversvion of debt and accrued interest on March 25, 2011	-	-	4,561,496	456	1,139,917	-	1,140,373

Shares committed to be issued pursuant to employment agreements	-	-	1,212,598	121	44,879	-	45,000

Net loss for three months ended March 31, 2011	-	-	-	-	-	(384,067)	(384,067)

Balance, March 31, 2011	73,829,030	7,383	5,974,094	597	7,345,811	(11,415,804)	(4,062,013)

Issuance of shares which were committed to be issued to parties at March 31, 2011	5,571,994	557	(5,571,994)	(557)	-	-	-

Issuance of shares for consulting services	2,650,000	265	-	-	80,785	-	81,050

Issuance of shares to former employee pursuant to Mutual Termination and Release Agreement	880,000	88	-	-	26,312	-	26,400

Benficial conversion feature relating to issuance of debt on May 5, 2011 and June 17, 2011	-	-	-	-	29,250	-	29,250

Shares committed to be in connection with acquisition of Tower Turbines, Inc. on June 1, 2011	-	-	2,000,000	200	99,800	-	100,000

Issuance of shares and shares committed to be issued pursuant to employment agreements	378,788	38	711,769	71	37,391	-	37,500

Net loss for three months ended June 30, 2011	-	-	-	-	-	(455,833)	(455,833)

Balance, June 30, 2011	83,309,812	8,331	3,113,869	311	7,619,349	(11,871,637)	(4,243,646)

Issuance of shares which were committed to be issued to parties at June 1, 2011	2,711,769	271	(2,711,769)	(271)	-	-	-

Issuance of shares for consulting services	4,300,000	430	-	-	120,520	-	120,950

Shares issued July 19, 2011 to Warchest Capital and Barclay Lyons, LLC in settlement of Equisol debt ($8,964) and accrued interest )$31,036), including $72,000 excess of the fair market value of the shares ($112,000) over debt settled ($40,000)	4,000,000	400	-	-	111,600	-	112,000

Shares issued August 22, 2011 to Leland Martin in settlement of Equisol debt ($14,377) and accrued interest ($623), including $22,500 excess of the fair market value of the shares ($37,500) over debt settled ($15,000)	1,500,000	150	-	-	37,350	-	37,500

Conversion of EIHC debt due Asher Enterprises, Inc. into Company common stock	3,974,652	398	-	-	49,602	-	50,000

Benficial conversion feature relating to issuance of debt on July 14, 2011	-	-	-	-	58,375	-	58,375

Issuance of shares and shares committed to be issued pursuant to employment agreements	614,199	61	2,732,052	273	83,166	-	83,501

Net loss for three months ended September 30, 2011	-	-	-	-	-	(653,078)	(653,078)

Balance, September 30, 2011	100,410,432	$10,042	3,134,152	$313	$8,079,962	$(12,524,715)	$(4,434,398)

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,

	2011	2010

Cash Flow from Operating Activities
Net Loss	$(1,492,978)	$(1,104,521)
Loss from discontinued operations	155,234	800,984
Adjustments to reconcile net loss to cash used in operating activities:
Provision for doubtful accounts	-	-
Depreciation and amortization	11,778	11,172
Amortization of debt discounts	54,718	1,487
Issuance of stock for services	364,951	227,761
Excess of the fair market value of the shares over debt settled	94,500	-
Issuance of debt and stock for marketing expenses related to acquisition of Tower Turbines, Inc.	150,000	-
Gain on settlement of former employee compensation liability based on terms of Mutual Termination and Release Agreement	(17,600)	-
Net change in operating assets and liabilities:
Accounts Receivable	397,467	37,152
Inventory	23,770	74,022
Prepaid expenses and other current assets	-	45
Accounts payable	(182,148)	(35,638)
Accrued expenses	(5,985)	87,880
Accrued compensation	214,345	-
Accrued interest	21,385	12,988
Net cash provided by (used in) operating activities - continuing operations	(210,562)	113,332
Net cash used in operating activities - discontinued operations	(2,009)	(222,720)
Net cash used in operating activities	(212,571)	(109,388)

Cash Flow from Investing Activities
Intangible assets additions	-	-
Property and equipment additions	-	-
Net cash provided by (used in) investing activities - continuing operations	-	-
Net cash provided by (used in) investing activities - discontinued operations	-	(4,000)
Net cash provided by (used in) operating activities	-	(4,000)

Cash Flow from Financing Activities
Increases in debt	269,731	-
Repayment of debt	(48,208)	(236,226)
Repayment of secured promissory note payable to related party	(9,000)	-
Loans to XIOM (discontinued operation)	-	(170,144)

Proceeds from private placement and private offerings of common stock, net of offering costs	-	109,990
Net cash provided by (used in) financing activities - continuing operations	212,523	(296,380)
Net cash provided by (used in) financing activities - discontinued operations	-	183,922
Net cash provided by (used in) financing activities	212,523	(112,458)

Increase (decrease) in cash and cash equivalents	(48)	(225,846)
Cash and cash equivalents, beginning of period	20,464	246,725
Cash and cash equivalents, end of period	20,416	20,879
Less cash and cash equivalents of discontinued operations at end of period	(132)	(11,323)
Cash and cash equivalents of continuing operations at end of period	$20,284	$9,556

Supplemental disclosures of cash flow information:
Interest paid	$7,142	$13,844
Income taxes paid	$-	$-

Supplemental noncash disclosures:
Conversion of accrued compensation payable to Equisol chief executive officer to note payable convertible into Company common stock effective January 1, 2011 (see Note 7)	$55,000	$-

Conversion of accrued compensation payable to former employee into the Company common stock based on terms of Mutual Termination and Release Agreement	$44,000	$-

Conversion of debt and accrued interest to common stock	$1,140,373	$162,972

See accompanying notes to consolidated financial statements.

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Nine Months Ended September 30, 2011
(unaudited)

1)	ENTITY AND ORGANIZATION

EIHC Merger Co. was formed on November 5, 2009 as a wholly owned subsidiary of XIOM.  On December 7, 2009 XIOM and EIHC Merger Co., executed an Agreement and Plan of Merger (the “Plan”) pursuant to Section 251(g) of the Delaware General Corporation Law.  Pursuant to the plan, XIOM was repositioned as a wholly owned subsidiary of EIHC Merger Co..  EIHC Merger Co., then changed its name to Environmental Infrastructure Holdings Corp. (“EIHC” or the “Company”).

The Company is the successor issuer of XIOM for purposes of the Securities Act of 1933, as amended, and the filings made by XIOM hereunder.  Pursuant to Rule 12(g)-3(a) promulgated under the Securities and Exchange Act of 1934, as amended, (the “Act”), the Company is the successor issuer of XIOM with respect to XIOM Common Shares, which were registered pursuant to Section 12(g) of the Act. Pursuant to such rule, the Company Common Shares may be deemed to be registered pursuant to Section 12(g) of the Act.

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

On August 29, 2007, Equisol’s subsidiary Gulf States Acquisition, LLC acquired a 100%  stock ownership in an engineering company, Electrical & Instrumentation, Inc. (“E&I”), for 104,607 Class A Units of membership interest of Equisol (now 143,359 shares of EIHC common stock). Thereafter, the acquired company’s operations were included with Equisol’s operations and the acquiree filed a final income tax return for the period January 1, 2007 to August 29, 2007.  In February 2010, the E&I division of Equisol ceased operations (see Note 7).

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

Interim Financial Statements

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q.  These unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations.  The accompanying consolidated financial statements at September 30, 2011 and for the three and nine month periods ended September 30, 2011 and 2010 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated balance sheet as of December 31, 2010, is derived from statements included in the Company’s Form 10-K/A filed with the SEC on May 4, 2011. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements in that Form 10-K/A. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The unaudited consolidated balance sheet at September 30, 2011 includes the accounts of EIHC and its wholly-owned subsidiary Equisol (including Equisol’s Gulf States subsidiary).  The unaudited consolidated statements of operations, stockholders’ deficit, and cash flows for the nine months ended September 30, 2011 and 2010 include the accounts of EIHC and Equisol.  In November 2010, the Board of Directors determined to sell the Company’s wholly-owned subsidiary XIOM Corp, and its results of operations and assets and liabilities are shown as a discontinued operation in 2011 and 2010 (See Note 14). All significant intercompany balances and transactions have been eliminated in consolidation.

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

At September 30, 2011, the discontinued operations of XIOM include impairment charges of $56,552 relating to:

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

Basic EPS is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS gives effect to all potentially dilutive common shares during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. For the nine months ended September 30, 2011 and 2010, the diluted loss per common share calculation excluded the following potentially dilutive securities:

	Common Shares Equivalent
	Nine Months Ended September 30,
	2011	2010
Convertible notes payable (see Note 7)	34,262,911	4,499,036
Stock options (see Note 10)	5,305,000	5,586,500
Common stock purchase warrants (see Note 10)	6,293,916	3,653,916
Total	45,861,827	13,739,452

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

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's consolidated financial statements. For the nine months ended September 30, 2011 and 2010, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions.

FOREIGN CURRENCY TRANSLATION

For any future foreign subsidiaries, where the functional currency is other than the U.S. Dollar, revenue and expense accounts will be translated at the average rates during the period, and the balance sheet items will be translated at period end rates. Translation adjustments arising from the use of differing exchange rates from period to period will be included as a component of Stockholders’ Equity.  Gains and losses from foreign currency transactions are included in net income.  In the nine months ended September 30, 2011 and 2010, there were no foreign sales.

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

3)  ACQUISITION OF EIHC AND DISCONTINUED OPERATIONS

As noted above, on December 7, 2009, EIHC (legal acquirer) acquired Equisol and its subsidiaries (legal acquiree) in a transaction which has been accounted for in the accompanying consolidated financial statements as a reverse merger. As a result, the financial position and results of operations of EIHC and its subsidiary XIOM prior to the date of the acquisition have been excluded from the accompanying consolidated financial statements  In connection with the merger, Equisol members received a total of 42,291,931 18,563,693 shares of common stock.

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

4) INVENTORY

Inventory consisted of finished goods of $71,071 and $94,841, at September 30, 2011 and December 31, 2010, respectively.

5) PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following as of September 30, 2011 and December 31, 2010:

	Useful Life- Years	2011	2010
Machinery and equipment	5-10	$66,072	$66,072
Vehicles	3-5	28,587	28,587
Furniture and fixtures	5-7	5,522	5,522
		100,181	100,181
Less accumulated depreciation and amortization		(99,360)	(92,082)

Property and equipment, net		$821	$8,099

Depreciation and amortization of property and equipment for the nine months ended September 30, 2011 and 2010 was $7,278 and $6,510, respectively.

6) GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, net, consisted of the following as of September 30, 2011 and December 31, 2010:

	2011	2010
Goodwill:
Acquisition of EIHC on December 7, 2009	$7,099,110	$7,099,110
Impairment recognized on acquisition of EIHC	(7,099,110)	(7,099,110)
Net	-	-

Acquisition of Gulf States Chlorinator & Pump Inc.on March 1, 2006	237,464	237,464

Other Intangible Assets:
Trade name and customer accounts:
Acquisition of intangible assets of Kerrigan
Dupree, Inc. on April 17, 2007	60,000	60,000
Accumulated amortization	(26,500)	(22,000)
Net	33,500	38,000

Intangible assets, net	$270,964	$275,464

Goodwill is not amortized but is reviewed for impairment at least annually. The trade name and customer accounts and the patent costs are amortized over their estimated economic lives of 10 years. Expected future amortization of intangible assets for the years ending September 30, 2012, 2013, 2014, 2015 and 2016 is $6,000.

7) DEBT

Debt consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Equisol:

Due bank under E&I revolving line of credit, interest at 6.05% (default rate of 18%) and 7.25%, respectively, due 6/29/10 secured by accounts receivable of E&I ($0 at December 31, 2009 ) and by a right of setoff related to cash held at this bank. At 12/31/09, this bank held personal guaranties of the former owners of E&I; on February 25, 2010, the remaining balance due under this line of credit was paid down to zero by the Company.  However, the former owners of E&I have retained borrowing authority under the line of credit and new borrowings have continued to occur since that date. To the date of the issuance of these consolidated financial statements, known borrowings under the line of credit in E & I’s name have been $29,000, the proceeds of which may be used to satisfy the $43,357 listed below in this table as due to the former owners at September 30, 2011, in a similar self-reimbursement to that of approximately $70,000 made by them from the line in 2008. In March 2010, the former owners reimbursed themselves $8,200, of which $3,495 was applied to reduce the amount due them by the Company and $4,705 represented expenses paid claimed by them as reimbursable Company expenses. As discussed in Note 12 under “Legal Proceedings” in the fourth paragraph, the former owners of E&I commenced an action alleging breach of contract of employment agreement. The Company believes its financial exposures concerning the former owners is likely limited to the extent of the remainder due of the $43,357. Management of the Company has indicated it is legally dissolving E&I which has already merged out of existence for income tax purposes.
	16,508	16,508

Convertible Debt due related parties and others, interest at 8%, due on demand, secured by all Equisol assets under a lien junior to that of the $400,000 promissory note payable to related party (see Note 8), convertible into Equisol membership units	136,326	162,067

Convertible Debt to chief executive officer of Equisol, interest at 8%, due January 1, 2012, convertible at $0.20	55,000	-

Loan payable to chief executive officer of the Company, interest at 8%, due on demand.	99,582	112,600

Loan payable to former owners of E & I, interest at 0%, due on demand. (see the related discussion above in this table related to the balance due of $16,508 at September 30, 2011 and December 31, 2010, respectively, under the revolving line of credit with another bank).	43,357	43,357

Convertible debt due to former owner of Tower Turbines, Inc., interest due at 12%, due on September 1, 2014	50,000	-

Gulf States:
SBA guaranteed loan payable to financial institution, interest at prime rate plus 2.75%, due in monthly installments of principal and interest of $3,100 with balance due on May 31, 2016, secured by guaranties of Equisol and two officers of the Company, certain personal property, and certain real property owned by two officers of the Company. The loan requires, among other things, prior lender written consent concerning transfer or disposal of Company assets, payment of distributions, or changes in ownership structure during the period the loan is outstanding	211,763	242,021

EIHC:
Convertible Promissory Notes to Asher Enterprises, Inc., interest at a rate of 8% per annum (22% default rate), are due on November 10, 2011, December 30, 2011, January 25, 2012, and April 30, 2012, and are convertible at the option of the holder in whole or in part into Company common stock at a Variable Conversion price equal to 61% of the market price (defined as the average of the lowest three trading prices for the common stock during the ten trading day preceeding the conversion date). The Notes also provide that if the Company issues or sells any common stock for a consideration per share less than the conversion prices, the conversion price will be reduced to such consideration per share. The Company can prepay the notes in full if it so chooses. Reflected net of unamortized debt discount related to beneficial conversion feature of each note aggregating $28,180 as of September 30, 2011.
	102,320	-

Convertible Promissory Notes to Barclay Lyons. LLC, interest at a rate of 9.875% semi-annually (15% default rate), are due on July 8, 2012, and are convertible at the option of the holder in whole or in part into Company common stock at a Variable Conversion price equal to 65% of the market price (defined as the average of the lowest three closing prices for the common stock during the term of the note preceding the conversion date). The Company can prepay the notes in full if it so chooses.  Reflected net of unamortized debt discount related to beneficial conversion feature of each note aggregating $7,812 as of September 30, 2011.
	2,188	-

Convertible Promissory Note to Warchest Capital, interest at a rate of 9.875% semi-annually (15% default rate), is due on July 8, 2012 and is convertible at the option of the holder in whole or in part into Company common stock at a Variable Conversion price equal to 65% of the market price (defined as the average of the lowest three closing prices for the common stock during the term of the note preceding the conversion date). The Company can prepay the notes in full if it so chooses. Reflected net of unamortized debt discount related to beneficial conversion feature of each note aggregating $23,435 as of September 30, 2011.
	6,565	-

Convertible Promissory Note to Leland Martin. LLC, interest at a rate of 9.875% semi-annually (15% default rate), is due on August 18, 2012 and is convertible at the option of the holder in whole or in part into Company common stock at a Variable Conversion price equal to 65% of the market price (defined as the average of the lowest three closing prices for the common stock during the term of the note preceding the conversion date). The Company can prepay the notes in full if it so chooses.	15,000	-

TOTAL	738,609	576,553

Less Current Portion of Debt	(520,601)	(376,612)

Long Term Portion of Debt	$218,008	$199,941

Maturities of the debt as of September 30, 2011 for the next five years and thereafter are as follows:

Year ending
December 31,
2012	565,886
2013	54,373
2014	100,158
2015	53,251
2016	24,368
Total	$798,036
Unamortized debt discount	59,427
Net	$738,609

Accrued interest on debt consisted of the following at September 30, 2011 and and December 31, 2010:

	2011	2010
Equisol loan payable to chief executive officer of the Company	$91,242	$82,997
EIHC convertible debt	6,750	-
Equisol convertible debt	18,331	35,866
Secured Promissory Note payable to a related party	35,906	11,981
Total	$152,229	$130,844

Interest expense incurred for the nine months ended September 30, 2011 and 2010 is summarized as follows:

	2011	2010
Equisol	$39,126	$27,052
Gulf States	9,742	13,393
EIHC (including debt discount of $32,318)	36,471	-
Total	$85,339	$40,445

Debt relating to Discontinued Operation

Debt relating to the Company’s wholly-owned subsidiary XIOM Corp consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Convertible notes sold to investors in 2007, interest at 7% (default rate of 15%), originally due April 2012 (but acceleratable since required Registration Statement was not declared effective by September 2008, one year from the final closing date of the related private offering), convertible at a conversion price of $1.50 per share	$-	$820,000

Convertible note sold to investor in April 2008, interest at 7%, due March 2010, convertible at a conversion price of $1.50 per share – in technical default	500,000	500,000

Convertible notes sold to investors from September 2009 to August 2009, interest at 100%, due from December 2009 to February 2010, convertible at a conversion price equal to 75% of the 30 day moving average of the closing price of the Company’s common stock immediately prior to such conversion – in technical default	350,000	350,000

Loan payable to former Chief Executive Officer of XIOM, interest at 0%, due on demand	29,311	29,311
Total	$879,311	$1,699,311

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

The $400,000 promissory note is due in 4 equal installments of $100,000 plus accrued interest theron at a rate of 8% per annum (overdue principal of 12% per annum) and is secured by all the assets of Equisol, which total $455,684 at September 30, 2011.

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

At September 30, 2011, the XIOM convertible note holder holding the 2,300,000 shares also holds $125,000 of notes sold to investors from June 2009 to August 2009 that were due between December 2009 and February 2010, with a conversion price equal to 75% of the 30 day moving average of the closing price of XIOM’s common stock prior to such conversion.

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

On May 13, 2011, the Company issued 2,000,000 shares of its common stock to a website consultant pursuant to a consulting services agreement dated April 5, 2011.  The $59,400 fair value of the shares at April 5, 2011 was included in the selling, general, and administrative expenses in the three months ended June 30, 2011.

On May 13, 2011, the Company issued 400,000 shares of its common stock to an investor relations consultant pursuant to an agreement dated April 25, 2011 (See Note 12).  The $14,400 fair value of the shares at April 25, 2011was included in the selling, general, and administrative expenses in the three months ended June 30, 2011.

Effective June 1, 2011, the Company committed to issue 2,000,000 shares of its common stock to the sole stockholder of Tower Turbines, Inc. (“TT”) in connection with Equisol’s acquisition of TT pursuant to a Stock Purchase Agreement (See Note 7).  TT had no assets nor liabilities at the June 1, 2011 acquisition date and its operations since inception have been limited to researching water tower owners for their interest in ordering equipment to capture energy from water flow.  The $100,000 fair value of the shares at June 1, 2011, along with the $50,000 fair value of the promissory note also issued to the TT sole stockholder in connection with TT’s acquisition, was included in operating expenses in the three months ended June 30, 2011 as marketing costs associated with future product development and sales incurred on acquisition.  The shares were subsequently issued on September 30, 2011.

On June 21, 2011, the Company issued 250,000 shares of its common stock to an entity for consulting services rendered.  The $7,250 fair value of the shares of June 21, 2011 was included in selling, general, and administrative expenses in the three months ended June 30, 2011.

For the three months ended June 30, 2011, the Company committed to issue a total of 711,769 shares of its common stock pursuant to the EIHC and Equisol employment agreements discussed in Note 12.  The $37,500 fair value of the shares was included in the selling, general, and administrative expenses in the three months ended June 30, 2011.  The shares were subsequently issued on September 8, 2011.

On July 19, 2011, the Company issued 1,800,000 shares of its common stock to a website consultant pursuant to a consulting services agreement dated April 5, 2011.  The $70,200 fair value of the shares at July 19, 2011 was included in the selling, general, and administrative expenses in the three months ended Sepember 30, 2011.

On July 19, 2011, the Company issued a total of 4,000,000 freely tradable shares of its common stock to two entities in satisfaction of $40,000 of Equisol’s past due debt (Convertible Promissory Note dated August 31, 2004, due August 31, 2007, convertible into Equisol units at a 15% discount) bearing interest at 8% due to a related party totaling $40,000 (principal - $8,964, accrued interest - $31,036) which was sold (in similar proportions) to the same two entities described in Note 7 under two Debt Purchase Agreements for a total of $40,000 cash, reducing the principal of the note due to the aforementioned related party from $80,000 at June 30, 2011 (included in the "Convertible Debt due related parties and others" line in Note 7) to $71,036 after the transaction and reducing the accrued interest payable to $0. The $72,000 excess of the fair market value of the 4,000,000 shares of common stock at July 13, 2011 ($112,000) over the $40,000 debt settled is included in other expenses in the Statement of Operations for the three months ending September 30, 2011.

On August 18, 2011, the Company issued 813,008 shares of its common stock in satisfaction of $10,000 of its debt obligations to Asher Enterprises, Inc. (See Note 7).

On August 22, 2011, the Company issued 1,190,476 shares of its common stock in satisfaction of $15,000 of its debt obligations to Asher Enterprises, Inc. (See Note 7).

On August 22, 2011, the Company issued 1,500,000 freely tradable shares of its common stock in satisfaction of $15,000 of Equisol’s past due debt (Convertible Promissory Note dated August 31, 2004, due August 31, 2007, convertible into Equisol units at a 15% discount) bearing interest at 8% due to a related party totaling $15,000 (principal - $14,377.22, accrued interest - $622.78) which was sold to the same entity described in Note 7 under a Debt Purchase Agreements for $15,000 cash, reducing the principal of the note due to the aforementioned related party from $71,036 at July 19, 2011 (included in the "Convertible Debt due related parties and others" line in Note 7) to $56,658 after the transaction and reducing the accrued interest payable to $0. The $22,500 excess of the fair market value of the 1,500,000 shares of common stock at August 22, 2011 ($37,500) over the $15,000 debt settled is included in other expenses in the Statement of Operations for the three months ending September 30, 2011.

On September 8, 2011, the Company issued 849,673 shares of its common stock in satisfaction of $13,000 of its debt obligations to Asher Enterprises, Inc. (See Note 7).

On September 8, 2011, the Company issued 2,500,000 shares of its common stock to a marketing consultant pursuant to a consulting services agreement dated July 17, 2011.  The $50,750 fair value of the shares at September 8, 2011 was included in the selling, general, and administrative expenses in the three months ended September 30, 2011.

On September 20, 2011, the Company issued 1,121,495 shares of its common stock in satisfaction of $12,000 of its debt obligations to Asher Enterprises, Inc. (See Note 7).

For the three months ended September 30, 2011, the Company committed to issue a total of 2,732,051 shares of its common stock pursuant to the EIHC and Equisol employment agreements discussed in Note 12.  The $37,500 fair value of the shares was included in the selling, general, and administrative expenses in the three months ended September 30, 2011.

Of the 3,134,152 shares committed to be issued at September 30, 2011 (but not yet issued), 2,732,051 shares are issuable for services pursuant to the EIHC and Equisol employment agreements discussed in Note 12, 202,100 shares relate to January, February, and March 2011 services pursuant to the Xiom employment agreement discussed in Note 12 and 200,000 shares relate to the consulting agreement dated November 19, 2010 discussed above.

10) STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock option and warrant activity for the year ended December 31, 2010 and the nine months ended September 30, 2011 follows:

	Common Shares Equivalent
	Stock Options	Warrants

Outstanding at December 31, 2009	6,186,500	3,653,916

Granted and issued	-	1,440,000
Exercised	(456,209)	-
Forfeited/expired/cancelled	(211,291)	-

Outstanding at December 31, 2010	5,519,000	5,093,916

Granted and issued	-	1,200,000
Exercised	-	-
Forfeited/expired/cancelled	(214,000)	-

Outstanding at September 30, 2011	5,305,000	6,293,916

Stock options outstanding at September 30, 2011 follow:

Granted in Year Ended	Number Outstanding	Exercise	Expiration
December 31,	and Exercisable	Price	Date

2006	350,000	$0.58	October 14, 2011
2007	250,000	$0.42	July 5, 2012
2007	300,000	$0.42	August 14, 2012
2007	30,000	$1.25	August 30, 2012
2007	525,000	$0.50	October 15, 2012
2008	300,000	$1.05	February 19, 2013
2008	500,000	$0.42	February 29, 2013
2009	1,500,000	$0.25	February 27, 2014
2009	750,000	$0.50	March 23, 2014
2009	500,000	$0.75	March 23, 2014
2009	300,000	$0.05	May 26, 2014

Total	5,305,000

Warrants outstanding at September 30, 2011 follow:

Issued in Year Ended	Number Outstanding	Exercise	Expiration
December 31,	and Exercisable	Price	Date

2007	666,666	$2.00	June 2012
2007	666,666	$2.50	June 2012
2007	154,667	$1.00	June 2012
2007	154,667	$1.25	Juner 2012
2008	250,000	$1.50	March 2013
2008	250,000	$1.80	March 2013
2008	6,250	$2.00	March 2013
2008	5,000	$2.50	March 2013
2009	1,100,000	$0.75	December 31, 2012
2009	400,000	$0.75	December 31, 2012
2010	440,000	$0.75	December 31, 2012
2010	1,000,000	$0.25	December 31, 2013
2011	1,200,000	$0.10	July 8, 2014

Total	6,293,916

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

For the nine months ended September 30, 2011 and 2010, the income tax provision consisted of:

	2011	2010
GSCP - Federal income tax	$-	$-
GSCP – State income tax	-	-
Equisol – State income tax	-	-
Total	$-	$-

For the nine months ended September 30, 2011 and 2010, the income tax provision differed from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) from continuing operations before income tax provision. The sources of the difference follow:

	2011	2010
Expected tax at 35%	$(468,210)	$(106,238)
Nondeductible stock-based expense	213,308	79,716
Nondeductible amortization of debt discounts	19,151	520
Change in valuation allowance and other	235,751	26,002
Actual income tax provision	$-	$-

As of September 30, 2011, EIHC had net operating loss carryforwards of approximately $1,100,000 which expire in 2029, 2030 and 2031.

As of September 30, 2011 and December 31, 2010, XIOM had net operating loss carryforwards of approximately $7,450,000 and $7,300,000, respectively, which expire at various dates through 2031.

Changes in the ownership of EIHC or XIOM that have occurred in the past or that could occur in the future may limit the future utilization of these net operating loss carryforwards pursuant to federal and state tax statutes and regulations.  The amount of such limitations, if any, have not been quantified by the Company.

At September 30, 2011 and December 31, 2010, the Company maintained a full valuation allowance against the gross deferred tax asset arising from the net operating and capital loss carry forwards because, in management’s opinion at this time, it is more likely than not, such benefits will not be realized during the respective carryforward periods.

At September 30, 2011 and December 31, 2010, the net deferred tax asset consists of:

	2011	2010
Deferred tax asset relating to net operating loss carry forwards of EIHC	$385,000	$175,000

Deferred tax asset relating to net operating loss carry forwards of Xiom	2,607,500	2,555,000

Valuation Allowance	(2,992,500)	(2,730,000)

Deferred tax asset, net	$-	$-

12) COMMITMENTS AND CONTINGENCES

LEASES

The Company’s subsidiaries lease office, manufacturing and warehouse space pursuant to various leases on a month-to-month basis. Rent expense for the nine months ended September 30, 2011 and 2010 was approximately $32,771 and $46,158, respectively.

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

In June 2011, Equisol moved its gulf coast offices to a new facility in Kemah, Texas for a term of five years with a base rent of $2,500 per month.

At September 30, 2011, the minimum payments under operating leases for the next three years and thereafter are as follows:

Year ending December 31,
2011	$7,500
2012	30,000
2013	30,000
2014	15,000
Thereafter	-
TOTAL	$82,500

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

The Equisol subsidiary executed two employment agreements with its executives which, among other items, provides for EIHC stock grants in the amounts of $25,000 and $29,000 annually.  Such grants are accounted for internally as intercompany obligations between Equisol and EIHC.

The agreement with EIHC’s chief executive officer has a term of two years and provides for a base salary of $198,276 per year, annual stock grants equal to $100,000, a fixed bonus of no less than $198,276 per year, and two fully vested exercisable stock options to purchase 10% of the then issued and outstanding common stock of the Company on each of the two dates that the Company attains annual revenues of $20,000,000 and $30,000,000 (at an exercise price equal to the market price on the date of the grant). The agreement provides for fringe benefits such as Company paid life insurance and 401(K) plan participation. It also contains provisions related to termination of the executive, whom may be entitled to a cash payment over 24 months equal to twice his base pay under certain circumstances.

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

On May 9, 2011, the Company issued 880,000 shares of its common stock in lieu of accrued compensation pursuant to a release agreement with a former employee.  The $17,600 excess of the liability settled ($40,000) over fair value of the shares was included in other income in the three months ended March 31, 2011.

An analysis of compensation expense charged to operations for the nine months ended September 30, 2011 and accrued compensation payable at September 30, 2011 under the three employment agreements with the three executive officers of EIHC, Equisol, and XIOM follows:

	Continuing Operations			Discontinued Operation
	EIHC	Equisol	SUBTOTAL	XIOM	TOTAL

Cash Compensation
Base Salary	$148,707	$75,000	$223,707	$18,704	$242,411
Minimum Bonus	148,707	-	148,707	-	148,707
	297,414	75,000	372,414	18,704	391,118
Other	5,568	-	5,568	-	5,568
Total Cash Compensation	302,982	75,000	377,982	18,704	396,686

Stock Compensation
Total Stock Compensation	75,000	37,500	112,500	7,500	120,000

Total Compensation Expense	$377,982	$112,500	$490,482	$26,204	$516,686

Accrued Compensation Payable at September 30, 2011	$457,703	$75,000	$532,703	$63,942	$571,645

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

On April 5, 2011, the Company entered into a Consulting Services Agreement with an entity to perform certain website and other services for the Company for a term of 60 days commencing May 16, 2011. The agreement provided for stock compensation to the consultant equal to 3,800,000 shares of Company common stock, 2,000,000 Retainer Shares payable at inceptions (the 2,000,000 shares were issued and delivered on May 16, 2011: the  $59,400 fair value was expensed in the three months ended September 30, 2011) and 1,800,000 Additional Shares payable upon consultant's timely delivery of a new Company website satisfactory to management of the Company.  The 1,800,000 shares were issued and delivered on July 19, 2011.  The $70,200 fair value was expensed in the three months ending September 30, 2011.

On April 25, 2011, the Company entered into an agreement with an investor relations firm to perform specified investor relations services for the Company for a term of one year. The agreement provides for quarterly compensation to the investor relations firm of $2,500 cash and 400,000 shares of Company Common Stock (400,000 shares were issued and delivered on May 16, 2011: the $14,400 fair value was expensed in the three months ending September 30, 2011). The Company has the option to terminate the agreement prior to commencement of any quarter after the first quarter with no additional quarterly compensation due the investor relations firm.

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

On August 4, 2010, two former officers of GSCP filed a complaint seeking to terminate their employment agreements for good cause and unspecified damages.  On October 5, 2010, Equisol filed a Reconventional Demand against the former officers alleging, among other things, breach of contract and amended the same on October 27, 2010.  Discovery has been initiated and depositions are ongoing.  GSCP revenues during the first three quarters ended September 30, 2011 were much lower than those experienced in any quarter of the year ended December 31, 2010 as GSCP has implemented a new gross profit pricing strategy for customers.

The Company had been a party to an action commenced against EIHC and its subsidiary XIOM relating to defaulted notes of XIOM with a face value totaling $820,000.  On or about November 18, 2010, the plaintiffs filed for a stipulation of dismissal.  On March 25, 2011, XIOM filed for bankruptcy protection.  Also on March 25, 2011, the noteholders representing the $820,000 executed Conversion Agreements with EIHC and XIOM to convert their notes payable and accrued interest into common stock in full and complete satisfaction of the notes.  On April 6, 2011, 4,561,496 shares were issued.

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

13) GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements as of September 30, 2011, the Company has a total Stockholders’ Deficit of $4,434,398 and negative working capital of $1,492,978. Additionally, the Company incurred a Net Loss of $1,398,478 for the nine months ended September 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

For the nine months ended September 30, 2011 and 2010, loss from discontinued operations consisted of:

	2011	2010

Revenues	16,897	436,337

Cost of revenues	4,989	$281,070

Gross profit	11,908	155,267
Selling, general and administrative expenses	43,274	559,567

Operating income	(31,366)	(404,300)

Interest expense	(123,868)	(396,684)

Loss before income tax provision	(155,234)	(800,984)
Income tax provision

Loss from discontinued operation	(155,234)	$(800,984)

Due to Xiom’s March 25, 2011 bankruptcy filing, the Company has ceased accrual of interest expense and other contractual obligations commencing April 1, 2011.

The assets and liabilities of XIOM at September 30, 2011 and December 31, 2010 consisted of:

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
(b)  Includes a $158,500 delinquent 5% note receivable due April 10, 2010 from and investment in Structural Enhancement Technologies Corp. (451,192 shares at September 30, 2011 and December 31, 2010) at estimated net recoverable value of $25,000 at September 30, 2011 and December 31, 2010.
(c) Excludes $1,589,994 and $433,116 payable to EIHC at September 30, 2011 and 2010, respectively, eliminated in consolidation.

15) BUSINESS SEGMENTS AND MAJOR CUSTOMERS

EIHC is a holding company that operates through its wholly owned subsidiary Equisol, LLC. The Company operates in one business segment: water treatment systems equipment sales.

Substantially all revenues for the nine months ended September 30, 2011 and 2010 were derived from customers located in the United States.

In the three months ended September 30, 2011, two customers accounted for 27% and 54% of consolidated revenues.

In the nine months ended September 30, 2011, three customers accounted for 12%, 29%, and 31% of consolidated revenues.

16) SUBSEQUENT EVENTS

On October 7, 2011, the company issued 2,352,941 shares of its common stock in satisfaction of $12,000 of its debt obligations to Asher Enterprises, Inc. (See Note 7).

On October 13, 2011, the U.S. Bankruptcy Court approved the trustees report of no distribution and abandonment of Xiom’s assets and closed the bankruptcy proceedings the effect of which on the consolidated is the cancellation of 5,305,000 Xiom options and 3,653,916 Xiom warrants, a net profit gain of $2,551,066, and a reduction of accumulated shareholders deficit of $9,076,948 all attributed to the discontinued operation.

On October 19, 2011, the company issued 4,007,633 shares of its Series A preferred stock to two company officers as settlement of $105,000 of the back salary owed to the officers.  The Certificate of Origination of the preferred shares provides for preferred shareholders to receive 75% of all pooled dividends.  Additionally, each preferred share has a voting right equivalent to 50 votes of Common Stock and each preferred share can be converted to two shares of Common Stock at the request of the preferred shareholders or upon liquidation, dissolution, or winding up of the Company.

October 26, 2011, the Board of Directors of the Company approved an amendment its 2011 Employee and Consultant Stock Compensation Plan dated May 4, 2011 (i) reallocating the 20,000,000 shares of the Company’s Common Stock, $0.0001 par value to provide 16,200,000 shares to employees and directors and 3,800,000 shares to advisors and/or consultants; (ii) approving the distribution of a number of shares to be distributed to the employees and directors pursuant to the Plan; and (iii) terminating said Registration Statement Form S-8 as amended and removing the 89,822 shares remaining unsold or undistributed as of the date of termination.

On November 7, 2011, the company issued 4,844,444 shares of its common stock in satisfaction of $6,000 of its debt obligations and $2,720 of interest to Asher Enterprises, Inc. (See Note 7).

Item 2 – Management’s Discussion and Analysis of Financial Condition And Results of Operations

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

Overview

EIHC Merger Co. was formed on November 5, 2009 as a wholly owned subsidiary of XIOM.  On December 7, 2009 XIOM and EIHC Merger Co., executed an Agreement and Plan of Merger (the “Plan”) pursuant to Section 251(g) of the Delaware General Corporation Law.  Pursuant to the plan, XIOM was repositioned as a wholly owned subsidiary of EIHC Merger Co..  EIHC Merger Co., then changed its name to Environmental Infrastructure Holdings Corp. (“EIHC” or the “Company”).

The Company is the successor issuer of XIOM for purposes of the Securities Act of 1933, as amended, and the filings made by XIOM hereunder.  Pursuant to Rule 12(g)-3(a) promulgated under the Securities and Exchange Act of 1934, as amended,(the “Act”), the Company is the successor issuer of XIOM with respect to XIOM Common Shares, which were registered pursuant to Section 12(g) of the Act. Pursuant to such rule, the Company Common Shares may be deemed to be registered pursuant to Section 12(g) of the Act.

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

We believe our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements.  Our Annual Report on Form 10-K for the year ended December 31, 2010 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2010, except as noted below.  See our Note 1 in our unaudited consolidated financial statements for the nine months ended September 30, 2011, as set forth herein, and our Note 2 of those unaudited consolidated financial statements for the summary of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Results of Operations

For the nine months ended September 30, 2011, the Company recorded $1,290,173 in sales and cost of sales of $673,663. This is in comparison to total sales of $2,305,281 and cost of sales of $1,133,924 for the nine months ended September 30, 2010. These amounts exclude the results of operations of the Company’s discontinued operations. Gross profit for the nine months ended September 30, 2011 was $616,510 or 47.8%.  This decrease in sales and increase in gross profit from fiscal 2010 resulted primarily from general economic conditions and the Company's decision to pursue profitable sales while reducing unprofitable lines.

Selling, general and administrative expenses increased from $1,434,603 for the nine months ended September 30, 2010 to $1,642,016 for the nine months ended September 30, 2011.

Other expense increased from $40,291 for the nine months ended September 30, 2010 to $162,238 for the nine months ended September 30, 2011, principally due to the $94,500 excess of the fair market value of shares issued for the settlement of debt.

Loss from continuing operations for the nine months ended September 30, 2011 was $1,337,744 compared to $303,537 for the nine months ended September 30, 2010, an increase of $1,034,177. The increase in loss from continuing operations was principally due to the parent holding company selling, general, and administrative expenses, in addition to the acquisition costs of Tower Turbines Inc. which increased Equisol’s operating expenses by $150,000 in June 2011.  For the third quarter, Equisol experienced reduced sales due to the fact that several jobs expected to be completed prior to quarter end were delayed until the fourth quarter.  In addition, a few large new contracts that were planned to start in the third quarter have been deferred by Equisol’s customers which further reduced our revenue recognition for the quarter and into the fourth quarter.

The Company recorded a loss from discontinued operations in for the nine months ended September 30, 2011 of $155,234. As described in Note 1, the board of directors determined in November 2010 that it would be in the best interests of the stockholders to sell XIOM Corp. On March 25, 2011, Xiom filed a petition in the United States Bankruptcy Court (District of Delaware) under Chapter 7 of the United States Bankruptcy Code requesting liquidation of its assets and liabilities and effectively ceased all operations. The Company’s results of operations showed a loss of $7,187,000 in 2009 and a net loss of $1,389,000 in fiscal 2010. This decreased loss was attributable to the goodwill impairment charge in 2009 of $7,099,110, offset by a full year's selling, general, and administrative expenses of $814,000 in 2010 compared to a one month period amount of $70,000 in 2009 and interest expense in 2010 of $539,000 compared to a one month period amount of $34,000 in 2009; an impairment of property and equipment of $32,000, and a write down of a minority investment in a publicly traded entity of $25,000 in 2010.

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

Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents of $20,284, compared to $18,323 at December 31, 2010. Working capital was a negative $1,637,110 at September 30, 2011 and negative $1,134,252 at December 31, 2010. To date, we have funded our operations, including our research and development activities, through funds derived from several private placements of an aggregate of approximately $3.5 million of equity securities and convertible debt issues.

Based on our current plan of operations and the cash on hand, we believe that our current cash balances will not be sufficient to fund operations through December 31, 2011.

As of September 30, 2011, we had an accumulated deficit of approximately $12.5 million. Our ability to continue our operations as a going concern is subject to our ability to obtain required additional capital to fund our operations until our sales efforts result in positive cash flow, and there can be no assurance that we will be able to do so.

As of September 30, 2011, we had convertible debt obligations of our XIOM subsidiary with a face value of $850,000 which have matured and not been paid. We have no capital lease obligations, no operating lease obligations other than the rent on the premises we occupy, and no material purchase obligations.

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

Item 4 – Controls and Procedures

Item 4T – Controls and Procedures

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

Our principal executive and principal financial officer concluded our disclosure controls and procedures were effective at September 30, 2011.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2011, there were no changes in internal controls over financial reporting which materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since our inception, we have incurred significant losses and negative cash flows from operations.  As of September 30, 2011, we had an accumulated deficit of $12.5 million, and may incur additional losses in the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products.  In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations.  Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently, and successfully complete the development of our products, which may include manufacturing and marketing our products.  There can be no assurance that any such events will occur or that we will ever become profitable.  Even if we do achieve profitability, we cannot predict the level of such profitability.  If we sustain losses over an extended period of time, we may be unable to continue our business.

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

Item 6 – Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
101.INS XBRL	Instance Document
101.SCH XBRL	Taxonomy Extension Schema Document
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document
101.LAB XBRL	Taxonomy Extension Label Linkbase Document
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.
(Registrant)

Date: November 21, 2011	By:	/s/ Michael D. Parrish
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