Form 10-K
period 2011-12-31
Environmental Infrastructure Holdings Corp
filed 2012-04-16
CIK 1160479

t
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the fiscal year ending December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the transition period from    ______ to______.

Commission file number: 333-124704

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	32-0294481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Four Tower Bridge
200 Barr Harbor Drive, Ste. 400
West Conshohocken, PA  19428
(Address of Principal executive offices)

Issuer’s telephone number: (866) 629-7646

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Share, Par Value, $.0001
(Title of Class)

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☐
Non-accelerated filer: ☐	Smaller reporting company: ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $2,293,574 on June 30, 2011

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. There were 1,129,729 shares of the Company's common stock and 6,948,810 shares of the Company’s preferred stock outstanding on April 16, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.
ANNUAL REPORT ON FORM 10-K

For Year Ended December 31, 2011

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K, the terms "we," "us," "our," and "our company" refer to ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP. ("EIHC"), a Delaware corporation and, unless the context indicates otherwise, includes our wholly-owned subsidiary Equisol, LLC (“Equisol.

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

In November 2010, the Board of Directors of EIHC determined that it was in the best interest of the stockholders to dispose of the XIOM subsidiary. Accordingly, the assets and liabilities of XIOM have been shown as held for sale in the accompanying unaudited consolidated financial statements. Efforts to sell the XIOM subsidiary were unsuccessful, and on March 25, 2011, XIOM filed a voluntary petition in the United States Bankruptcy Court – District of Delaware under Chapter 7 of the United States Bankruptcy Code requesting liquidation of the assets and liabilities of XIOM Corp. On October 13, 2011, the U.S. Bankruptcy Court approved the trustees report of no distribution and abandonment of Xiom’s assets and closed the bankruptcy proceedings the effect of which on the consolidated financials of the Company is the cancellation of 5,305,000 Xiom options and 3,653,916 Xiom warrants, and a net profit gain of $2,551,066, all attributed to the discontinued operation.

Subsequent Events

On February 1 2012, the Company initiated a 1:200 reverse split of its common stock.

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

Equisol’s primary customer is the industrial end user; the Company works in conjunction with water treatment chemical companies, industry consultants, original equipment manufacturers (OEMs) and equipment distributors to market its services and expand its customer base.  Equisol’s major customers are refineries, power plants, engineering firms, and manufacturing facilities in addition to supporting commercial, municipal, as well as governmental facilities.  Additionally, the top five major water treatment companies, including GE, Nalco, and Siemens, now use Equisol to support their equipment needs.  Currently, the company has approximately 10 teammates, the majority of which are in the Gulf Coast Region between Houston and New Orleans and all have significant experience in the industry, specifically with electrical, mechanical, instrumentation skills.  The company’s other geographical strength is in the New York to DC corridor.  Because of the company’s national focus, Equisol has been able to compete and win at the corporate level in addition to our successes at the local, plant level.  Our competition are the billion dollar engineering firms and the thousands of small, regional, mom & pop firms (which we consider potential acquisition targets). Equisol has grown rapidly through acquisitions and organic growth.  Equisol was selected by Entrepreneur Magazine as one of the nation’s Top 100 Fastest Growing New Entrepreneurial Companies for 2004. According to Inc.com Magazine, the company was the 7th fastest growing privately held environmental services company in America for 2008, when it was the 601st fastest growing privately held company and we expect that ranking to continue to improve, as it did from 2007, when Equisol was the 620th fastest growing privately held company. The Entrepreneurs Forum of Greater Philadelphia named Equisol, LLC to the Philly 100 list of fastest growing companies in the region in 2009.

While Equisol sells nationally and has worked in most states, Canada, and internationally, part of the Company’s growth needs are to acquire on-site assets in the West and strengthen our Midwest and Southeast presence.

Employees:

As of December 31, 2011, we employed approximately 12 people.  None of our employees are covered by collective bargaining agreements.  We believe that our relations with our employees are good.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. As of December 31, 2011, we had an accumulated deficit of $9.6 million, and may incur additional losses in the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations. Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently, and successfully complete the development of our products, which may include manufacturing and marketing our products. There can be no assurance that any such events will occur or that we will ever become profitable. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time, we may be unable to continue our business.

Our independent registered public auditors issued their report for the fiscal year ended December 31, 2011, with a “going concern” explanatory paragraph.

Our independent registered public auditors issued their report on their audit of our financial statements as of and for the fiscal year ended December 31, 2011. The independent registered auditor’s report contains an explanatory paragraph indicating that the net losses we have incurred and our working capital deficit raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully read the independent registered public auditor’s report and examine our financial statements.

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
•we may encounter difficulties in assimilating and integrating the business, technologies, products, personnel or operations of companies that we acquire;
•certain acquisitions may disrupt our relationship with existing collaborators who are competitive to the acquired business;
•acquisitions may require significant capital infusions and the acquired businesses, products or technologies may not generate sufficient revenue to offset acquisition costs;
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

Based on the aggregate number of shares of our common stock that are outstanding as of March 30, 2012, our officers and directors beneficially own approximately 52.09% of our outstanding common stock and 100% of our outstanding preferred stock.  Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of the Company.  Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of our Board of Directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

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

Item 2. PROPERTY

Equisol, LLC leases approximately 2,000 square feet of manufacturing and warehouse facility in Kemah, TX pursuant to a five-year lease at $2,500 per month and a corporate office in West Conshohocken, PA for $180 per month on a two year lease. Rent expense for fiscal 2011 and 2010 was approximately $9,246 and $60,993, respectively, per annum. The manufacturing and warehouse facility is adequate for the needs of the Company at this time. However, if it were necessary to expand the manufacturing and warehouse capacity, the Company would need to relocate its facilities, at an additional cost per month. Such location would be relatively easy to locate, however the initial cost of moving might be substantial.

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

The Company had been a party to an action commenced against EIHC and its subsidiary XIOM relating to defaulted notes of XIOM with a face value totaling $820,000. On or about November 18, 2010, the plaintiffs filed for a stipulation of dismissal. On March 25, 2011, XIOM filed for bankruptcy protection. Also on March 25, 2011, the noteholders representing the $820,000 executed Conversion Agreements with EIHC and XIOM to convert their notes payable and accrued interest into common stock in full and complete satisfaction of the notes. On April 6, 2011, 4,561,496 shares were issued. On October 13, 2011, the U.S. Bankruptcy Court approved the trustees report of no distribution and abandonment of Xiom’s assets and closed the bankruptcy proceedings the effect of which on the consolidated financials of the Company is the cancellation of 5,305,000 Xiom options and 3,653,916 Xiom warrants, and a net profit gain of $2,551,066, all attributed to the discontinued operation.

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

None.

Part II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General:

The authorized capital stock consists of 125,000,000 shares of common stock, par value $.0001 per share and 25,000,000 shares of preferred stock, par value $.0001 per share. As of March 30, there were 1,129,729 shares of Common Stock and 6,948,810 shares of the Company’s preferred stock issued and outstanding.  This does not include shares underlying warrants or options yet to be exercised.  The following summary description of the Common Stock is qualified in its entirety by reference to the Company's Certificate of Incorporation and all amendments thereto.

Common Stock:

Our authorized capital stock consists of 125,000,000 shares of common stock, par value $.0001 per share. Each share of Common Stock entitles its holder to one non-cumulative vote per share and, the holders of more than fifty percent (50%) of the shares voting for the election of directors can elect all the directors if they choose to do so, and in such event the holders of the remaining shares will not be able to elect a single director.  Holders of shares of Common Stock are entitled to receive 25% of such pooled dividends, as the board of directors may, from time to time, declare out of Company funds legally available for the payment of dividends.  Upon any liquidation, dissolution or winding up of the Company, holders of shares of Common Stock are entitled to receive pro rata all of the assets of the Company available for distribution to stockholders.

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

Price Ranges of Our Common Stock:

Market Information:

The Company’s Common Stock is traded on the NASD OTC Bulletin Board under the symbol “EIHC.OB” commencing on or about January 27, 2010.

There is currently a limited trading market for the Company’s Common Stock with the price being very volatile.  The following table shows the reported high and low closing prices per share, accounting for the 1:200 reverse split effective 3 March 2012, for our common stock through December 31, 2011.  Since that date through March 30, 2012, the closing price per share has been between $0.075 and $0.026.

	High	Low
Fiscal 2011:
Fourth quarter	$2.58	$0.24
Third quarter	9.00	$2.64
Second quarter	11.00	3.12
First quarter	15.00	5.26

Fiscal 2010:
Fourth quarter	$20.00	4.00
Third quarter	18.00	$2.00
Second quarter	33.00	14.00
First quarter	60.00	28.00

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

We did not repurchase any shares of our common stock during the year ending December 31, 2011.

Equity Compensation Plan Information

None

Item 6.  SELECTED FINANCIAL INFORMATION

Not required

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION.

Overview

 We currently do not plan to conduct any business other than the business in which EIHC and its subsidiary EQUISOL are engaged..

Plan of Operations:

The Company’s plans to move into an expansion phase were adversely affected by the weakened economy during fiscal 2011.  The Company focused on removing unprofitable lines and customers while divesting impaired assets as well as underperforming employees with the goal of reducing selling, general, and administrative costs.  As a result, the overall annual revenue decreased from $3.3 million in 2010 to $1.8 million in 2011, while the Company’s gross profit declined from $1.5 million to $839 thousand. Going forward, the focus of the Company is to expand organically through increased sales and improved productivity by holding down selling, general, and administrative costs.  The parent company will begin to acquire other entities focused on environmental equipment manufacturing, engineering, services, and consulting as well as geographic expansion throughout North America.  Longer term, we anticipate to pursue such acquisitions internationally.

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

Our significant accounting policies are summarized in Note 3 of our audited financial statements for the year ended December 31, 2011. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

INVENTORY

Inventory consists primarily of various parts, materials and supplies utilized in the assembly of water treatment systems and is valued at the lower of cost (first-in, first-out) or market.

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

SHARE BASED PAYMENTS

Share based payments are made primarily to outside consultants and other professional service providers, from time to time, subject to current cash flow conditions and at the discretion of the Board of Directors. The compensation cost is determined based on the estimated fair value of the shares at the measurement date, which is the earlier of (a) the date at which a commitment for performance by the counterparty to earn the shares is reached (generally the contract date), or (b) the date at which the counterparty’s performance is complete. These compensation costs are capitalized as prepaid expenses and expensed over the remaining term of the respective contracts.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Accounting Standards Codification (“ASC”) ASC 360-10-35, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews long-lived assets, including its property and equipment, goodwill and other intangible assets, which include trade names and customer accounts and patents, for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. Management believes that there are no impaired long-lived assets at December 31, 2011 and 2010.

Recently Adopted Accounting Pronouncements

New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

Results of Operations:

For the Fiscal Years Ended December 31, 2011 Versus December 31, 2010

For the fiscal year ended December 31, 2011, the Company recorded $1,784,631 in sales and cost of sales of $944,340. This is in comparison to total sales of $3,272,183 and cost of sales of $1,877,951 for the fiscal year ended December 31, 2010. These amounts exclude the results of operations of the Company’s discontinued operations. Gross profit for fiscal 2011 was $839,291 or 47%, an decrease of $554,941 compared to the gross profit in fiscal 2010 of $1,394,232 (which was 43% of revenue).  This decrease in sales and increase in gross profit in fiscal 2011 resulted primarily from general economic conditions and the Company's decision to pursue profitable sales.

Selling, general and administrative expenses decreased from $2,350,302 in fiscal 2010 to $2,229,131 in fiscal 2011. This decrease resulted primarily from reduction in overhead and payroll.

Other expense increased from $83,000 in fiscal 2011 to show a gain (Other Income) of $591,931in fiscal 2011, principally due to the gain on settlement of debt and other liabilities.

Loss from continuing operations for the year ended December 31, 2011 was $947,909 compared to $1,039,150 for the year ended December 31, 2010, a decrease of $91,241.

The Company recorded a gain from the disposition of discontinued operations in fiscal 2011 of $2,551,066,. In November 2010, the Company’s board of directors determined that a sale of its XIOM subsidiary was in the best interests of the Company’s shareholders.  The Company’s results of operations showed a net gain of $1,447,923 in 2009 as compared to a net loss of $2,428,584 in fiscal 2010. This increased gain was attributable to the discharge of the Xiom Chapter 7 liquidation as well as the gain on settlement of the conversion of debt to shares of the Company’s common stock.

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

At December 31, 2011, the Company had negative working capital of $1,134,000. During the fiscal years ended December 31, 2011, net cash used by operating activities was $176,000; in fiscal 2010, operating activities used $277,000. The Company incurred net losses of $2,429,000 for the fiscal year ended December 31, 2011 an improvement from the fiscal year ended December 31, 2010 when net losses were $7,835,000. Additionally, at December 31, 2011, the Company had a Stockholders’ Deficit of $4,894,000.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operations, it will need to seek financing from outside sources.  To this end, the Company is constantly pursuing private debt and equity sources.  However, there is no assurance that any future financing, if successful, will be sufficient to allow the Company to operate profitably or successfully. The Company raised $68,000 from a borrowing from a private investor in February, 2011 convertible into common stock of the Company with a maturity date of November 2011 and 8% interest per annum. It is also the intention of the Company’s management to improve profitability by significantly increasing sales of its environmental services in fiscal 2011 while maintaining reasonable levels of general and administrative expenses as the company grows.

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

Item 8.     FINANCIAL STATEMENTS

Environmental Infrastructure Holdings Corp.
Consolidated Balance Sheets
As of December 31, 2011 and 2010
Unaudited

	Unaudited
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	61,177	18,323
Accounts receivable, net of allowance for doubtful accounts of $205,000 and $205,000, respectively	185,844	481,337
Inventory	25,000	94,841
Prepaid expenses and other current assets	-	-
Total Current Assets	272,021	594,501

Property and equipment, net of accumulated depreciation and amortization	685	8,099

Intangible assets, net of accumulated amortization and impairment allowances	32,000	275,464

Assets of discontinued operation held for sale	-	40,587

Total Assets	304,706	918,651

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Current portion of debt	470,956	376,612
Current portion of secured promissory note payable to related party	98,201	107,202
Accounts payable	574,181	626,616
Accrued expenses	130,352	70,121
Accrued compensation	625,454	417,358
Accrued interest	179,902	130,844
Total Current Liabilities	2,079,046	1,728,753

Long term portion of debt	218,008	199,941
Long term portion of secured promissory note payable to a related party	300,000	300,000
Liabilities of discontinued operation held for sale	-	3,584,296
Total Liabilities	2,597,054	5,812,990

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value; authorized 25,000,000 shares, 6,948,810 issued	695	-
Common stock, $.0001 par value; authorized 125,000,000 shares: issued and outstanding 538,039 and 48,509,795 shares respectively	54	4,851
Committed to be issued 0 and 67,383 shares respectively	7	2,537
Additional paid in capital	7,290,711	6,130,010
Deficit	(9,583,814)	(11,031,737)
Total Stockholders' Deficit	(2,292,348)	(4,894,339)

Total Liabilities and Stockholder's Deficit	304,706	918,651

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Operations
For the Years Ended December 31,

	Unaudited
	2011	2010

Revenues	1,783,631	3,272,183

Cost of Revenues	944,340	1,877,951

Gross Profit	839,291	1,394,232

Operating Expenses
Marketing Costs associated with future product development and sales incured on acquisition of Tower Turbines, Inc.	150,000
Selling, general and administrative expenses	2,229,131	2,350,302
Operating Loss	(1,539,840)	(956,070)

Other (Expense) Income
Interest Expense	(116,437)	(83,235)
Interest Income	530	155
Impairment of goodwill related to Gulf State Corporation Subsidiary	(237,464)
Excess of fair market value of shares over debt settled	(94,500)
Gain on settlement of former employee compensation liability based on terms of Mutual Termination and Release Agreement	1,039,802
Total Other (Expense) Income	591,931	(83,080)

Loss from Continuing Operations before Income Tax Provision	(947,909)	(1,039,150)

Income tax provision	-	-

Loss from Continuing Operations	(947,909)	(1,039,150)
Loss from Discontinued Operations, net of income tax	(155,234)	(1,389,434)
Gain on disposition of discontinued operations	2,551,066

Net Gan/(Loss)	1,447,923	(2,428,584)

Loss per common share, basic and diluted:
Loss from continuing operations	(2)	(7)
Loss from discontinued operations	(0)	-
Net Loss	(3)	(7)

Weighted average number of common shares outstanding, basic and diluted (post 1:200 reverse split)	395,586	343,731

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2011 and 2010 (Adjusted to retroactively reflect 1 for 200 reverse stock split effective February 1, 2012)
(Unaudited)

	Series A Preferred Stock		Common Stock, $.0001 Par Value				Additional		Total
	Issued Shares		Issued Shares		Shares Committed to be Issued		Paid In	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

Balance, December 31, 2009	-	-	209,056	$21	48,050	$5	$5,350,923	$(8,603,153)	$(3,252,204)

Additional shares committed to be issued to members of Equisol due to nonreceipt of $1,500,000 by February 5, 2010 per the terms of the membership purchase agreement dated December 7, 2009	-	-	-	-	78,216	8	(8)	-	-

Issuance of shares which were committed to be issued to parties at December 31, 2009	-	-	7,625	1	(7,625)	(1)	-	-	-

Sales of shares under private placement, net of offering costs of $10	-	-	2,200	-	-	-	109,990	-	109,990

Conversion of debt and accrued interest at January 22, 2010	-	-	3,018	-	-	-	162,972	-	162,972

Sale of shares in May 2010	-	-	3,750	-	-	-	125,000	-	125,000

Exercise of stock options pursuant to cashless exercise provisions	-	-	2,281	-	-	-	-	-	-

Issuance of shares and warrants and shares and warrants committed to be issued for consulting services	-	-	4,000	1	1,750	-	181,899	-	181,900

Issuance of shares and shares committed to be issued pursuant to employment agreements	-	-	10,619	1	6,455	1	179,759	-	179,761

Interest expense charge resulting from reduction in conversion price of convertible notes and exercise price of warrants pursuant to December 3, 2010 agreement	-	-	-	-	-	-	26,826	-	26,826

Net loss for year ended December 31, 2010	-	-	-	-	-	-	-	(2,428,584)	(2,428,584)

Balance, December 31, 2010	-	-	242,549	24	126,846	13	6,137,361	(11,031,737)	(4,894,339)

Issuance of shares which were committed to be issued to parties at December 31, 2010	-	-	125,846	13	(125,846)	(13)	-	-	-

Benficial conversion feature relating to issuance of debt on February 8, 2011	-	-	-	-	-	-	26,520	-	26,520

Issuance of shares to former employee pursuant to Mutual Termination and Release Agreement	-	-	750	-	-	-	4,500	-	4,500

Conversion of debt and accrued interest on March 25, 2011	-	-	22,808	2	-	-	150,985	-	150,987

Issuance of shares and shares committed to be issued for consulting services	-	-	34,750	4	3,600	-	205,812	-	205,816

Issuance of shares to former employee pursuant to Mutual Termination and Release Agreement	-	-	4,400	-	-	-	26,400	-	26,400

Benficial conversion feature relating to issuance of debt on May 5, 2011 and June 17, 2011	-	-	-	-	-	-	29,250	-	29,250

Shares issued in connection with acquisition of Tower Turbines, Inc. on June 1, 2011	-	-	10,000	1	-	-	99,999	-	100,000

Shares issued July 19, 2011 in settlement of Equisol debt ($8,964) and accrued interest ($31,036), including $72,000 excess of the fair market value of the shares ($112,000) over debt settled ($40,000)	-	-	20,000	2	-	-	111,998	-	112,000

Shares issued August 22, 2011 in settlement of Equisol debt ($14,377) and accrued interest ($623), including $22,500 excess of the fair market value of the shares ($37,500) over debt settled ($15,000)	-	-	7,500	1	-	-	37,499	-	37,500

Conversion of EIHC debt due Asher Enterprises, Inc. into Company common stock	-	-	55,860	6	-	-	70,714	-	70,720

Benficial conversion feature relating to issuance of debt on July 14, 2011	-	-	-	-	-	-	58,375	-	58,375

Issuance of Series A Preferred Stock in satisfaction of accrued salaries payable to two officers	6,948,810	695	-	-	-	-	114,305	-	115,000

Issuance of shares and shares committed to be issued pursuant to employment agreements	-	-	13,576	1	62,783	6	216,993	-	217,000

Net loss for year ended December 31, 2011	-	-	-	-	-	-	-	1,447,923	1,447,923

Balance, December 31, 2011	6,948,810	$695	538,039	$54	67,383	$7	$7,290,711	$(9,583,814)	$(2,292,348)

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	Unaudited
	2011	2010

Cash Flow from Operating Activities
Net Income (Loss)	$1,447,923	$(2,428,584)
Loss from discontinued operations	(155,234)	1,389,434
Gain on disposition of discontinued operations	(2,551,066)	-
Adjustments to reconcile net loss to cash used in operating activities:
Provision for doubtful accounts	-	45,000
Depreciation and amortization	15,685	9,393
Amortization of debt discounts	54,718	5,332
Issuance of stock for services	581,951	361,661
Excess of fair market value of the shares over debt settled	94,500	-
Issuance of debt and stock for marketing expenses related to acquisition of Tower Turbines, Inc.	150,000	-
Gain on settlement of former employee compensation liability based on terms of Mutual Termination and Release Agreement	(17,600)	-
Issuance of Series A Preferred Stock in satisfaction of accrued salaries payable to two officers	115,000	-
Net change in operating assets and liabilities:
Accounts Receivable	(295,493)	(81,252)
Inventory	(69,841)	78,814
Prepaid expenses and other current assets	-	11,664
Accounts payable	(52,435)	182,921
Accrued expenses	60,231	(26,212)
Accrued compensation	208,096	417,358
Accrued interest	49,058	42,561
Net cash provided by (used in) operating activities - continuing operations	(364,507)	8,090
Net cash used in operating activities - discontinued operations	(2,009)	(184,017)
Net cash used in operating activities	(366,516)	(175,927)

Cash Flow from Investing Activities
Intangible assets additions	-	-
Property and equipment additions	-	(1,573)
Net cash provided by (used in) investing activities - continuing operations	-	(1,573)
Net cash provided by (used in) investing activities - discontinued operations	-	(5,075)
Net cash provided by (used in) operating activities	-	(6,648)

Cash Flow from Financing Activities
Increases in debt	269,731	-
Repayment of debt	(48,208)	(685,878)
Loans from related party	(9,000)	407,202
Loans to XIOM (discontinued operation)	-	(168,644)
Proceeds from private placement and private offerings of common stock, net of offering costs	-	234,990
Net cash provided by (used in) financing activities - continuing operations	212,523	(212,330)
Net cash provided by (used in) financing activities - discontinued operations	-	168,644
Net cash provided by (used in) financing activities	212,523	(43,686)

Increase (decrease) in cash and cash equivalents	40,713	(226,261)
Cash and cash equivalents, beginning of year	20,464	246,725
Cash and cash equivalents, end of year	61,177	20,464
Less cash and cash equivalents of discontinued operations at end of year	-	2,141
Cash and cash equivalents of continuing operations at end of year	$61,177	$18,323

Supplemental disclosures of cash flow information:
Interest paid		$40,674
Income taxes paid		$3,963

Supplemental noncash disclosures:
Conversion of accrued compensation payable to Equisol chief executive officer to note payable convertible into Company common
stock effective January 1, 2011	$55,000	$-

Conversion of accrued compensation payable to former employee into the Company common stock based on Mutual Termination
and Release Agreement	$44,000	$-

Conversion of debt and accrued interest to common stock	$1,140,373	$162,972

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2011 and 2010
(Unaudited and unreviewed with respect to year ended Dec 31, 2011)
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

In November 2010, the Board of Directors of EIHC determined that it was in the best interest of the stockholders to dispose of the XIOM subsidiary. Accordingly, the assets and liabilities of XIOM have been shown as held for sale in the accompanying unaudited consolidated financial statements. Efforts to sell the XIOM subsidiary were unsuccessful, and on March 25, 2011, XIOM filed a voluntary petition in the United States Bankruptcy Court – District of Delaware under Chapter 7 of the United States Bankruptcy Code requesting liquidation of the assets and liabilities of XIOM Corp.  On October 13, 2011, the U.S. Bankruptcy Court approved the trustees report of no distribution and abandonment of Xiom’s assets and closed the bankruptcy proceedings the effect of which on the consolidated financials of the Company is the cancellation of 5,305,000 Xiom options and 3,653,916 Xiom warrants, and a net profit gain of $2,551,066, all attributed to the discontinued operation.

2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated balance sheet at December 31, 2011 includes the accounts of EIHC and its wholly-owned subsidiary Equisol (including Equisol’s Gulf States subsidiary). The unaudited consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2011 and 2010 include the accounts of EIHC and Equisol. In November 2010, the Board of Directors determined to sell the Company’s wholly-owned subsidiary XIOM Corp, and its results of operations and assets and liabilities are shown as a discontinued operation in 2011 and 2010 (See Note 14). All significant intercompany balances and transactions have been eliminated in consolidation.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Accounting Standards Codification (“ASC”) ASC 360-10-35, "Accounting for the Impairment or Disposal of Long- Lived Assets", the Company reviews long-lived assets, including its property and equipment, goodwill and other intangible assets, which include trade names and customer accounts and patents, for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset.

Coincident to the 2009 acquisition of XIOM, the Company recorded an impairment loss on the goodwill resulting from its acquisition of XIOM of $7,099,110. (See Note 6).

At December 31, 2011 the discontinued operations of XIOM include impairment charges of $56,552 relating to:

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

Basic EPS is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS gives effect to all potentially dilutive common shares during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. For the years ended December 31, 2011 and 2010, the diluted loss per common share calculation excluded the following potentially dilutive securities:

	Common Shares Equivalent (post 1:200 reverse split)
	Year Ended December 31,
	2011	2010
Convertible notes payable (see Note 7)	38,175	38,715
Stock options (see Note 10)	0	27,595
Common stock purchase warrants (see Note 10)	13,200	25,470
Total	51,915	91,240

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

FOREIGN CURRENCY TRANSLATION

For any future foreign subsidiaries, where the functional currency is other than the U.S. Dollar, revenue and expense accounts will be translated at the average rates during the period, and the balance sheet items will be translated at period end rates. Translation adjustments arising from the use of differing exchange rates from period to period will be included as a component of Stockholders’ Equity. Gains and losses from foreign currency transactions are included in net income.  In the years ended December 30, 2011 and 2010, there were no foreign sales.

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

3)  ACQUISITION OF EIHC AND DISCONTINUED OPERATIONS

As noted above, on December 7, 2009, EIHC (legal acquirer) acquired Equisol and its subsidiaries (legal acquiree) in a transaction which has been accounted for in the accompanying financial statements as a reverse merger. As a result, the financial position and results of operations of EIHC and its subsidiary XIOM prior to the date of the acquisition have been excluded from the accompanying financial statements.  In connection with the merger, Equisol members received 42,291,931 shares (pre-reverse split).

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

In December, 2010, the board of directors of EIHC determined that it was in the best interest of the stockholders to dispose of the XIOM subsidiary. Accordingly, the assets and liabilities of XIOM have been shown as held for sale in the accompanying financial statements. Efforts to sell the XIOM subsidiary were unsuccessful, and on March 25, 2011, XIOM filed a voluntary petition in the United States Bankruptcy Court – District of Delaware under Chapter 7 of the United States Bankruptcy Code requesting liquidation of the assets and liabilities of XIOM Corp.  On October 13, 2011, the U.S. Bankruptcy Court approved the trustees report of no distribution and abandonment of Xiom’s assets and closed the bankruptcy proceedings the effect of which on the consolidated financials of the Company is the cancellation of 5,305,000 Xiom options and 3,653,916 Xiom warrants, and a net profit gain of $2,551,066 all attributed to the discontinued operation.

4) INVENTORY

Inventory consisted of finished goods of $81,496 and $94,841, at December 31, 2011 and 2010, respectively.

5) PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following as of December 31, 2011 and 2010:

	Useful Life- Years	2011	2010
Machinery and equipment	5-10	$66,072	$66,072
Vehicles	3-5	28,587	28,587
Furniture and fixtures	5-7	5,522	5,522
		100,181	100,181
Less accumulated depreciation and amortization		(99,496)	(92,082)

Property and equipment, net		$685	$8,099

Depreciation and amortization of property and equipment for the years ended December 31, 2011 and 2010 was $685 and $3,393, respectively.

6) GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, net, consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Goodwill:
Acquisition of EIHC (formerly XIOM) on December 7, 2009	$7,099,110	$7,099,110
Impairment recognized on acquisition of EIHC (formerly XIOM)	(7,099,110)	(7,099,110)
Net	-	--

Acquisition of Gulf States Chlorinator & Pump Inc.
on March 1, 2006	237,464	237,464

Other Intangible Assets:
Trade name and customer accounts:
Acquisition of intangible assets of Kerrigan
Dupree, Inc. on April 17, 2007	60,000	60,000
Accumulated amortization	(28,000)	(22,000)
Net	32,000	38,000

Intangible assets, net	$269,464	$275,464

Goodwill is not amortized but is reviewed for impairment at least annually. The trade name and customer accounts and the patent costs are amortized over their estimated economic lives of 10 years. Expected future amortization of intangible assets for the years ending December 31, 2012, 2013, 2014, 2015, and 2016 is $6,000.

7) DEBT

Debt consisted of the following at December 31, 2011 and 2010:

	2011	2010
Equisol:
Credit Card due	2290	-

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
	-	16,508

Convertible Debt due related parties and others, interest at 8%, due on demand, secured by all Equisol assets under a lien junior to that of the $400,000 promissory note payable to related party (see Note 8), convertible into Equisol membership units	136,326	162,067

Convertible Debt to chief executive officer of Equisol, interest at 8%, due January 1, 2012, convertible at $0.20	22,000	-

Loan payable to chief executive officer of the Company, interest at 8%, due on demand .	89,582	112,600

Loan payable to former owners of E & I, interest at 0%, due on demand. (see the related discussion above in this table related to the balance due of $16,508 at December 31, 2011 and 2010, respectively, under the revolving line of credit with another bank).	43,357	43,357

Convertible debt due to former owner of Tower Turbines, Inc., interest due at 12%, due on September 1, 2014	50,000	-

Gulf States:
SBA guaranteed loan payable to financial institution,interest at prime rate plus 2.75%, due in monthly installments of principal and interest of $3,100 with
balance due on May 31, 2016, secured by guaranties of Equisol and two officers of the Company, certain   personal property, and certain real property
owned by two officers of the Company. The loan requires, among other things, prior lender written consent concerning transfer or disposal of Company assets, payment of distributions, or changes in ownership structure during the period the loan is outstanding

EIHC:
Convertible Promissory Notes to Asher Enterprises, Inc., interest at a rate of 8% per annum (22% default rate), are due on December 30, 2011, January 25, 2012, and April 30, 2012, and are convertible at the option of the holder in whole or in part into Company common stock at a Variable Conversion price equal to 61% of the market price (defined as the average of the lowest three trading prices for the common stock during the ten trading day preceeding the conversion date). The Notes also provide that if the Company issues or sells any common stock for a consideration per share less than the conversion prices, the conversion price will be reduced to such consideration per share. The Company can prepay the notes in full if it so chooses. Reflected net of unamortized debt discount related to beneficial conversion feature of each note aggregating $28,180 as of December 31, 2011.
	117,689	-

Convertible Promissory Notes to Barclay Lyons. LLC, interest at a rate of 9.875% semi-annually (15% default rate), are due on July 8, 2012, and are convertible at the option of the holder in whole or in part into Company common stock at a Variable Conversion price equal to 65% of the market price (defined as the average of the lowest three closing prices for the common stock during the term of the note preceding the conversion date). The Company can prepay the notes in full if it so chooses. Reflected net of unamortized debt discount related to beneficial conversion feature of each note aggregating $7,812 as of December 31, 2011.
	2,188	-

Convertible Promissory Note to Warchest Capital, interest at a rate of 9.875% semi-annually (15% default rate), is due on July 8, 2012 and is convertible at the option of the holder in whole or in part into Company common stock at a Variable Conversion price equal to 65% of the market price (defined as the average of the lowest three closing prices for the common stock during the term of the note preceding the conversion date). The Company can prepay the notes in full if it so chooses. Reflected net of unamortized debt discount related to beneficial conversion feature of each note aggregating $23,435 as of December 31, 2011.
	6,565	-

Convertible Promissory Note to Leland Martin. LLC, interest at a rate of 9.875% semi-annually (15% default rate), is due on August 18, 2012 and is convertible at the option of the holder in whole or in part into Company common stock at a Variable Conversion price equal to 65% of the market price (defined as the average of the lowest three closing prices for the common stock during the term of the note preceding the conversion date). The Company can prepay the notes in full if it so chooses.	15,000	-

Total	688,964	576,553

Less current portion of debt	(470,956)	(376,612)

Long term portion of debt	$218,008	$199,941

Maturities of the debt as of December 31, 2010 for the next five years and thereafter are as follows:

Year ending December 31,

2011	483,814
2012	42,972
2013	47,003
2014	47,114
2015	50,707
Thereafter	12,145
Total	$683,755

Accrued interest on debt consisted of the following at December 31, 2011 and 2010:

	2011	2010

Equisol loan payable to chief executive officer of the Company	98,184	82,997
EIHC Convertible debt	3,214	-
Equisol convertible debt	22,725	35,866
Accrued interest payable to a related party	43,870	11,981
Total	$167,993	$130,844

Interest expense incurred for the years ended December 31, 2011 and 2010 is summarized as follows:

	2011	2010
Equisol	$107,338	$66,990
EIHC (including debt discount of $	5,934	-
Gulf States	13,595	16,245
Total	$126,867	$83,235

8) NOTE PAYABLE TO RELATED PARTY

In August 2010, Equisol received cash advances of approximately $400,000 from PDIR, LLC to satisfy Equisol’s obligations under its bank line of credit (See Note 7).  PDIR, LLC is controlled by two officers of the Company.

The $400,000 promissory note is due in 4 equal installments of $100,000 plus accrued interest theron at a rate of 8% per annum (overdue principal of 12% per annum) and is secured by all the assets of Equisol, which total $608,264 at December 31, 2011.

The $398,202 balance of the note is due as follows:

Year Ending December 31,
2012	$98,202
2013	100,000
2014	100,000
Total	$398,202

9) COMMON STOCK (Before 1:200 split)

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

Below is a summary of the private placement made by XIOM coincident to the reverse merger (before reverse split):

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

On November 19, 2010, the Company committed to issue a total of 500,000 (300,000 issued to date) shares and 1,000,000 warrants exercisable at $0.25 per share to December 31, 2013 to two consultants pursuant to a Consulting Agreement dated November 19, 2010 (see Note 12). The $47,500 fair value of the shares and the $41,900 fair value of the warrants (valued using the Black Scholes option pricing model and the following assumptions: exercise price = $0.25 per share, term = 1138 days; risk free interest rate = 1.1283%, expected volatility = 100%), or $89,400 total, was included in selling, general, and administrative expenses in the three months ended December 31, 2010.

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

On May 13, 2011, the Company issued 400,000 shares of its common stock to an investor relations consultant pursuant to an agreement dated April 25, 2011 (See Note 12). The $14,400 fair value of the shares at April 25, 2011  was included in the selling, general, and administrative expenses in the three months ended June 30, 2011.

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

Of the 3,134,152 shares committed to be issued at September 30, 2011, 2,732,051 shares are issuable for services pursuant to the EIHC and Equisol employment agreements discussed in Note 12, 202,100 shares relate to January, February, and March 2011 services pursuant to the Xiom employment agreement discussed in Note 12 and 200,000 shares relate to the consulting agreement dated November 19, 2010 discussed above.

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

10) STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock option and warrant activity for the years ended December 31, 2010 and 2011 follows (post 1:200 reverse split):

	Common Shares Equivalent
	Stock Options	Warrants
Outstanding at December 31, 2009	30,933	16,270

Granted and issued	-	7,200
Exercised	(2,281)	-
Forfeited/ expired/ cancelled	(1,057)	-

Outstanding at December 31, 2010	27,595	25,470

Granted and issued (See Note 9)	-	6,000
Exercised (See Note 9)	-	-
Forfeited/expired/cancelled (See Note 9)	(26,525)	(18,270)

Outstanding at December 31, 2011	0	13,200

Stock options outstanding at December 31, 2011 follow:

Granted in Year Ended	Number Outstanding	Exercise	Expiration
December 31,	and Exercisable	Price	Date

Total	0

Warrants outstanding at December 31, 2011 follow (post 1:200 reverse split):

Issued in Year Ended	Number Outstanding	Exercise	Expiration
December 31,	and Exercisable	Price	Date

2010	2,200	$0.75	December 31, 2012
2010	5,000	$0.25	December 31, 2013
2011	6,000	$0.10	July 8, 2014

Total	13,200

As a result of the Chapter 7 liquidation of the Xiom subsidiary, all Xiom related options and warrants were immediately terminated effective October 19, 2011.

11) INCOME TAXES

For 2010 and prior years, EIHC, Equisol, and GSCP have filed separate federal and state income tax returns; returns for 2011 have not yet been filed. Equisol filed its returns as a partnership and as such their federal taxable income (loss) has been allocated and taxed to their members and were not taxable to Equisol. For income taxes, GSCP has used February 28 as its year end.

For the years ended December 31, 2011 and 2010, the income tax provision consisted of:

	2011	2010
GSCP - Federal income tax	$-	$-
GSCP – State income tax	-	-
Equisol – State income tax	-	-
Total	$-	$-

For the years ended December 31, 2011 and 2010, the income tax provision differed from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) from continuing operations before income tax provision. The sources of the difference follow:

	2011		2010
Expected tax at 35%	$		$(850,004)
Nondeductible impairment of goodwill		-	-
Tax effect of Equisol taxation as a partnership		-	-
Change in valuation allowance			850,004
State income tax		-	-
Actual income tax provision		$-	$-

As of December 31, 2011, EIHC had net operating loss carryforwards of approximately $500,000 which expire in 2029 and 2030.

Changes in the ownership of EIHC that have occurred in the past or that could occur in the future may limit the future utilization of these net operating loss carryforwards pursuant to federal and state tax statutes and regulations.  The amount of such limitations, if any, have not been quantified by the Company.

At December 31, 2011 and 2010, the Company maintained a full valuation allowance against the gross deferred tax asset arising from the net operating and capital loss carry forwards because, in management’s opinion at this time, it is more likely than not, such benefits will not be realized during the respective carryforward periods.

At December 31, 2011 and 2010, the net deferred tax asset consists of:

	2011	2010

Deferred tax asset relating to net operating loss carry forwards of EIHC	$385,000	$175,000

Valuation Allowance	(385,000)	(175,000)

Deferred tax asset, net	$-	$-

12) COMMITMENTS AND CONTINGENCES

LEASES

The Company’s subsidiaries lease office, manufacturing and warehouse space pursuant to various leases on a month-to-month basis. Rent expense for 2011 and 2010 was approximately $9,246 and $60,993, respectively.

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

In June 2011, Equisol moved its gulf coast offices to a new facility in Kemah, Texas for a term of five years with a base rent of $2,500 per month.

At December 31, 2011, the minimum payments under operating leases for the next three years and thereafter are as follows:

Year ending December 31,

2012	30,000
2013	30,000
2014	15,000
Thereafter	-
TOTAL	75,000

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

An analysis of compensation expense charged to operations for the year ended December 31, 2011 and accrued compensation payable at December 31, 2011 under the two employment agreements with the two executive officers of EIHC and Equisol follows:

	Continuing Operations
	EIHC	Equisol	TOTAL

Cash Compensation
Base Salary	$203,070	$100,000	$303,070
Minimum Bonus	198,275	-	198,275
	401,345	100,000	501,345
Other	5,568	-	5,568
Total Cash Compensation	406,913	100,000	506,913

Stock Compensation
Total Stock Compensation	100,000	50,000	150,000

Total Compensation Expense	$506,913	$150,000	$656,913

Accrued Compensation Payable at December 31, 2011	$625,454	$122,000	$747,454

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

On August 4, 2010, two former officers of GSCP filed a complaint seeking to terminate their employment agreements for good cause and unspecified damages.  On October 5, 2010, Equisol filed a Reconventional Demand against the former officers alleging, among other things, breach of contract and amended the same on October 27, 2010.  Discovery has been initiated and depositions are ongoing.  GSCP revenues during the year ended December 31, 2011 were much lower than those experienced in the year ended December 31, 2010 as GSCP has implemented a new gross profit pricing strategy for customers.

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

13) GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements as of December 31, 2011, the Company has a total Stockholders’ Deficit of $4,894,339 and negative working capital of $1,134,252. Additionally, the Company incurred a Net Loss of $2,428,584 for the year ended December 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company will continue seeking to raise money through a series of equity and debt transactions in 2012.

14) DISCONTINUED OPERATIONS

As described in Note 1, the board of directors determined in November 2010 that it would be in the best interests of the stockholders to sell XIOM Corp. On March 25, 2011, Xiom filed a petition in the United States Bankruptcy Court (District of Delaware) under Chapter 7 of the United States Bankruptcy Code requesting liquidation of its assets and liabilities and effectively ceased all operations.  On October 13, 2011, the U.S. Bankruptcy Court approved the trustees report of no distribution and abandonment of Xiom’s assets and closed the bankruptcy proceedings the effect of which on the consolidated financials of the Company is the cancellation of 5,305,000 Xiom options and 3,653,916 Xiom warrants, a net profit gain of $2,551,066, and a reduction of accumulated shareholders deficit of $9,076,948 all attributed to the discontinued operation.

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
(c) Excludes $1,589,994 and $433,116 payable to EIHC at December 31, 2011 and 2010, respectively, eliminated in consolidation.

15) BUSINESS SEGMENTS AND MAJOR CUSTOMERS

EIHC is a holding company that operates through its wholly owned subsidiary Equisol, LLC. The Company operates in one business segment: water treatment systems equipment sales and services.

Substantially all revenues for the years ended December 31, 2011 and 2010 were derived from customers located in the United States.

In 2011, three customers accounted for 37.8%, 26% and 8.7% of consolidated revenues, respectively.

16) SUBSEQUENT EVENTS

On February 1, 2012 the Company initiated a 1:200 reverse split of its common stock.  The split became effective on March 3, 2012.

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

Item 9B.    OTHER INFORMATION

None

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The directors and officers of the Company are listed below with information about their respective backgrounds.  Each Director is elected to serve a one year term, until the next annual meeting of the shareholders or until their successor is elected (or appointed) and qualified.

Effective as of December 31,2011, the following individuals were elected to the Board of Directors of the Company:

Name	Age	Position
Michael D. Parrish	48	Chairman of the Board of Directors/CEO, President
James K. Weber	46	Secretary/Director
Kurt M. Given	47	Treasurer/Director
___________________

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

James K. Weber

James Weber is a seasoned executive who joined Xiom Corp. with over 23 years of management and technical expertise in the thermal spray industry. Mr. Weber spent the bulk of his extensive career at Sulzer Metco (formerly Metco Perkin-Elmer), the largest global thermal spray company. During his 20-year tenure at the Company he served in a variety of engineering and management roles. Most recently, Mr. Weber was operations manager at Precision Pipeline Solutions, working with large electrical and gas utilities such as Consolidated Edison and National Grid, supplying them with corrosion control coating solutions. Mr. Weber holds several patents related to thermal spray technologies.  Mr. Weber is an active member of NACE International (National Association of Corrosion Engineers).

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

Item 11. EXECUTIVE COMPENSATION
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael D. Parrish, President, Chairman & CEO	2011 2010	$198,276(1) $175,000(1)	$198,276(1) $175,000(1)	$100,000 $100,000	-0- -0-	-0- -0-	-0- -0-	$12,358 $12,358	$508,910 $462,358
Kurt M. Given, President, Equisol LLC	2011 2010	$100,000(1) $100,000	-0- -0-	$50,000 $50,000	-0- -0-	-0- -0-	-0- -0-	$833 $833	$150,833 $150,833
(1)	Amounts accrued have been deferred and are shown in the accompanying balance sheet as accrued compensation.

The following table details options granted to each executive officer in the last fiscal year ended December 31, 2011:

Outstanding Equity Awards at Fiscal Year-End

OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Michael D. Parrish, President, Chairman & CEO	-0-	-0-	-0-	N/A	N/A
Kurt M. Given, President, Equisol LLC	-0-	-0-	-0-	N/A	N/A

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

Stock Option Plan

The Company plans to submit an Equity Incentive Plan to a vote of shareholders during 2012.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 30, 2012 with respect to the beneficial ownership of the 1,129,729 outstanding shares of the Company's Common Stock by (i) each person known by the Company to beneficially own five percent or more of the outstanding shares; (ii) the Company's officers and directors; and (iii) the Company's officers and directors as a group.  A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days.

		Percentage of
Identity of Shareholder	Number of Shares	Beneficial Ownership

Michael D. Parrish	382,714	33.88%
200 Barr Harbor Drive, Ste 400
West Conshohocken, PA 19428
Chairman and CEO

Kurt M. Given (2)	202,875	17.96%
200 Barr Harbor Drive, Ste 400
West Conshohocken, PA 19428
Executive VP and Director

James K. Weber	2,814	0.25%
114 N. Clinton Avenue
Bay Shore, NY 11706
Director

All Officers and Directors as a Group (3 Persons)	588,403	52.09%

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

(2)	Including 5,511 owned by a member of his family

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions Between Us and Our Affiliates

Director Independence

None of our current directors is considered to be independent at this time.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Michael T. Studer, CPA, P.C. as our independent accountants, audited our financial statements for the years ending December 31, 2011 and 2010, and performed reviews of our financial statements included in our Forms 10-Q during our fiscal year ended December 31, 2011.

Audit Fees:  The aggregate fees billed by Michael T. Studer, CPA, P.C. during the fiscal years ended December 31, 2011 and 2010 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-Q were $50,000 and $50,000, respectively.

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

The Company’s Board of Directors has annually reviewed and approved the engagement of the Company’s auditors and approved in advance the fee arrangements with regard to audit services and reviews of financial statements included in the Company’s Forms 10-Q, along with audit-related fees and tax fees. Substantially all such fees were approved in advance for 2011 and 2010.

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

 (1)      Filed herewith.

Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, XIOM CORP. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on April 16, 2012.

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.

By:	/s/ Michael D. Parrish
Michael D. Parrish, President, Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated:

Signature	Title	Date

/s/ Michael D. Parrish	President, Principal	April 16, 2012
Michael D. Parrish	Executive and Accounting Officer and
Director
/s/ James K. Weber	Director	April 16, 2012
James K. Weber

/s/ Kurt M. Given	Director	April 16, 2012
Kurt M. Given