Form 10-Q
period 2012-03-31
Environmental Infrastructure Holdings Corp
filed 2012-05-21
CIK 1160479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐      NO ☒

Number of shares of Environmental Infrastructure Holdings Corp.. Common Stock, $.001 par value, outstanding as of May 21, 2012:  1,581,569
Number of shares of Environmental Infrastructure Holdings Corp.. Preferred Stock, $.001 par value, outstanding as of May 21, 2012:  4,007,633

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.

Form 10-Q

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited and unreviewed)

Environmental Infrastructure Holdings Corp.
Consolidated Balance Sheets
As of March 31, 2012 and December 31, 2011
(Unaudited and unreviewed)

	March 31, 2012	December 31, 2011
ASSETS	(unaudited and unreviewed)
Current Assets
Cash and cash equivalents	$1,923	$61,177
Accounts receivable, net of allowance for doubtful accounts of $205,000 and $205,000, respectively	84,355	185,844
Inventory	28,570	25,000
Prepaid expenses and other current assets	7,500	-
Total Current Assets	122,348	272,021

Property and equipment, net of accumulated depreciation and amortization	548	685

Intangible assets, net of accumulated amortization and impairment allowances	30,500	32,000

Total Assets	$153,396	$304,706

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Current portion of debt	$512,753	$470,956
Current portion of secured promissory note payable to related party	95,452	98,201
Accounts payable	490,179	574,181
Accrued expenses	144,133	130,352
Accrued compensation	736,034	625,454
Accrued interest	211,092	179,902
Total Current Liabilities	2,189,643	2,079,046

Long term portion of debt	218,008	218,008
Long term portion of secured promissory note payable to a related party	300,000	300,000
Total Liabilities	2,707,651	2,597,054

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value; authorized 25,000,000 shares, 6,948,810 issued	695	695
Common stock, $.0001 par value; authorized 125,000,000 shares: issued and outstanding 1,581,569 and 538,039 shares respectively)	115	54
Committed to be issued 3,134,152 and 0 shares respectively	7	7
Additional paid in capital	7,348,593	7,290,711
Deficit	(9,903,664)	(9,583,814)
Total Stockholders' Deficit	(2,554,255)	(2,292,348)

Total Liabilities and Stockholder's Deficit	$153,396	$304,706

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Operations
For the Three Months Ended March 31,
(Unaudited and unreviewed)

	Three Months Ended
	2012	2011

Revenues	$213,690	$620,308

Cost of Revenues	78,111	341,973

Gross Profit	135,579	278,335

Operating Expenses
Selling, general and administrative expenses	422,149	483,276
Operating Loss	(286,570)	(204,941)

Other (Expense) Income
Interest Expense	(33,280)	(23,892)
Interest Income	-	-
Total Other (Expense) Income	(33,280)	(23,892)

Loss from Continuing Operations before Income Tax Provision	(319,850)	(228,833)

Income tax provision	-	-

Loss from Continuing Operations	(319,850)	(228,833)
Loss from Discontinued Operations, net of income tax	-	(155,234)

Net Loss	$(319,850)	$(384,067)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.28)	$(0.01)
Loss from discontinued operations	(0.00)	(0.00)
Net Loss	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	1,145,573	373,177

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Stockholders' Deficit
For the Three Months Ended March 31, 2012 (Unaudited and unreviewed) and for the Year Ended December 31, 2011

	Series A Preferred Stock		Common Stock, $.0001 Par Value				Additional		Total
	Issued Shares		Issued Shares		Shares Committed to be Issued		Paid In	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

Balance, December 31, 2009	-	-	209,056	$21	48,050	$5	$5,350,923	$(8,603,153)	$(3,252,204)

Additional shares committed to be issued to members of Equisol due to nonreceipt of $1,500,000 by February 5, 2010 per the terms of the membership purchase agreement dated December 7, 2009	-	-	-	-	78,216	8	(8)	-	-

Issuance of shares which were committed to be issued to parties at December 31, 2009	-	-	7,625	1	(7,625)	(1)	-	-	-

Sales of shares under private placement, net of offering costs of $10	-	-	2,200	-	-	-	109,990	-	109,990

Conversion of debt and accrued interest at January 22, 2010	-	-	3,018	-	-	-	162,972	-	162,972

Sale of shares in May 2010	-	-	3,750	-	-	-	125,000	-	125,000

Exercise of stock options pursuant to cashless exercise provisions	-	-	2,281	-	-	-	-	-	-

Issuance of shares and warrants and shares and warrants committed to be issued for consulting services	-	-	4,000	1	1,750	-	181,899	-	181,900

Issuance of shares and shares committed to be issued pursuant to employment agreements	-	-	10,619	1	6,455	1	179,759	-	179,761

Interest expense charge resulting from reduction in conversion price of convertible notes and exercise price of warrants pursuant to December 3, 2010 agreement	-	-	-	-	-	-	26,826	-	26,826

Net loss for year ended December 31, 2010	-	-	-	-	-	-	-	(2,428,584)	(2,428,584)

Balance, December 31, 2010	-	-	242,549	24	126,846	13	6,137,361	(11,031,737)	(4,894,339)

Issuance of shares which were committed to be issued to parties at December 31, 2010	-	-	125,846	13	(125,846)	(13)	-	-	-

Benficial conversion feature relating to issuance of debt on February 8, 2011	-	-	-	-	-	-	26,520	-	26,520

Issuance of shares to former employee pursuant to Mutual Termination and Release Agreement	-	-	750	-	-	-	4,500	-	4,500

Conversion of debt and accrued interest on March 25, 2011	-	-	22,808	2	-	-	150,985	-	150,987

Issuance of shares and shares committed to be issued for consulting services	-	-	34,750	4	3,600	-	205,812	-	205,816

Issuance of shares to former employee pursuant to Mutual Termination and Release Agreement	-	-	4,400	-	-	-	26,400	-	26,400

Benficial conversion feature relating to issuance of debt on May 5, 2011 and June 17, 2011	-	-	-	-	-	-	29,250	-	29,250

Shares issued in connection with acquisition of Tower Turbines, Inc. on June 1, 2011	-	-	10,000	1	-	-	99,999	-	100,000

Shares issued July 19, 2011 in settlement of Equisol debt ($8,964) and accrued interest ($31,036), including $72,000 excess of the fair market value of the shares ($112,000) over debt settled ($40,000)	-	-	20,000	2	-	-	111,998	-	112,000

Shares issued August 22, 2011 in settlement of Equisol debt ($14,377) and accrued interest ($623), including $22,500 excess of the fair market value of the shares ($37,500) over debt settled ($15,000)	-	-	7,500	1	-	-	37,499	-	37,500

Conversion of EIHC debt due Asher Enterprises, Inc. into Company common stock	-	-	55,860	6	-	-	70,714	-	70,720

Benficial conversion feature relating to issuance of debt on July 14, 2011	-	-	-	-	-	-	58,375	-	58,375

Issuance of Series A Preferred Stock in satisfaction of accrued salaries payable to two officers	6,948,810	695	-	-	-	-	114,305	-	115,000

Issuance of shares and shares committed to be issued pursuant to employment agreements	-	-	13,576	1	62,783	6	216,993	-	217,000

Net loss for year ended December 31, 2011	-	-	-	-	-	-	-	1,447,923	1,447,923

Balance, December 31, 2011	6,948,810	$695	538,039	$54	67,383	$7	$7,290,711	$(9,583,814)	$(2,292,348)

Conversion of EIHC debt due Warchest Capital into Company common stock	-	-	46,954	5	-	-	5,864	-	5,869

Issuance of shares to Brinen & Associates, LLP for services due	-	-	26,848	3	-	-	1,071	-	1,074

Issuance of shares and shares committed to be issued pursuant to employment agreements	-	-	533,732	53	-	-	50,947	-	51,000

Net loss for three months ended March 31, 2012	-	-	-	-	-	-	-	(319,850)	(319,850)

Balance, December 31, 2011	6,948,810	$695	1,145,573	$115	67,383	$7	$7,348,593	$(9,903,664)	$(2,554,255)

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(Unaudited and unreviewed)

	2012	2011

Cash Flow from Operating Activities
Net Loss	$(319,850)	$(384,619)
Loss from discontinued operations	-	155,234
Adjustments to reconcile net loss to cash used in operating activities:
Provision for doubtful accounts	-	-
Depreciation and amortization	1,637	3,935
Amortization of debt discounts	-	4,918
Issuance of stock for services	57,943	41,996
Net change in operating assets and liabilities:
Accounts Receivable	193,518	119,749
Inventory	-(3,570)	(7,022)
Prepaid expenses and other current assets	1,655	-
Accounts payable	(78,833)	(82,344)
Accrued expenses	21,927	(5,896)
Accrued compensation	110,580	92,126
Accrued interest	3,517	15,337
Net cash provided by (used in) operating activities - continuing operations	(101,476)	(46,034)
Net cash used in operating activities - discontinued operations	-	(2,009)
Net cash used in operating activities	(101,476)	(48,043)

Cash Flow from Investing Activities
Intangible assets additions	-	-
Property and equipment additions	-	-
Net cash provided by (used in) investing activities - continuing operations	-	-
Net cash provided by (used in) investing activities - discontinued operations	-
Net cash provided by (used in) operating activities	-	-

Cash Flow from Financing Activities
Increases in debt	53,923	68,000
Repayment of debt	(11,703)	(14,549)
Repayment of secured promissory note payable to related party	-	(5,000)
Loans to XIOM (discontinued operation)	-	-

Proceeds from private placement and private offerings of common stock, net of offering costs	-	-
Net cash provided by (used in) financing activities - continuing operations	42,220	48,451
Net cash provided by (used in) financing activities - discontinued operations	-	-
Net cash provided by (used in) financing activities	42,220	48,451

Increase (decrease) in cash and cash equivalents	(59,256)	408
Cash and cash equivalents, beginning of period	61,177	20,464
Cash and cash equivalents, end of period	1,923	20,872
Less cash and cash equivalents of discontinued operations at end of period	-	(132)
Cash and cash equivalents of continuing operations at end of period	$1,923	$20,740

Supplemental disclosures of cash flow information:
Interest paid	$-	$3,637
Income taxes paid	$-	$-

Supplemental noncash disclosures:
Conversion of accrued compensation payable to Equisol chief executive officer to note payable convertible into Company common stock effective January 1, 2011 (see Note 7)	$-	$55,000

Conversion of accrued compensation payable to former employee into the Company common stock based on terms of Mutual Termination and Release Agreement	$-	$-

Conversion of debt and accrued interest to common stock	$5,869	$1,140,373

See accompanying notes to consolidated financial statements.

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Months Ended March 31, 2012
(Unaudited and unreviewed)

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

Interim Financial Statements

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q.  These unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations.  The accompanying consolidated financial statements at March 31, 2012 and for the month periods ended March 31, 2012 and 2011 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated balance sheet as of December 31, 2011, is derived from statements included in the Company’s Form 10-K/A filed with the SEC on May 4, 2011. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements in that Form 10-K/A. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The unaudited consolidated balance sheet at March 31, 2012 includes the accounts of EIHC and its wholly-owned subsidiary Equisol (including Equisol’s Gulf States subsidiary).  The unaudited consolidated statements of operations, stockholders’ deficit, and cash flows for the three months ended March 31, 2012 and 2011 include the accounts of EIHC and Equisol.  In November 2010, the Board of Directors determined to sell the Company’s wholly-owned subsidiary XIOM Corp, and its results of operations and assets and liabilities are shown as a discontinued operation in 2011 and 2010 (See Note 14). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Basic EPS is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS gives effect to all potentially dilutive common shares during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. For the three months ended March 31, 2012 and 2011, the diluted loss per common share calculation excluded the following potentially dilutive securities:

	Common Shares Equivalent
	Three Months Ended March 31,
	2012	2011
Convertible notes payable (see Note 7)	38,175	38,715
Stock options (see Note 10)	0	27,595
Common stock purchase warrants (see Note 10)	13,200	25,470
Total	51,915	91,240

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

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's consolidated financial statements. For the three months ended March 31, 2012 and 2011, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions.

FOREIGN CURRENCY TRANSLATION

For any future foreign subsidiaries, where the functional currency is other than the U.S. Dollar, revenue and expense accounts will be translated at the average rates during the period, and the balance sheet items will be translated at period end rates. Translation adjustments arising from the use of differing exchange rates from period to period will be included as a component of Stockholders’ Equity.  Gains and losses from foreign currency transactions are included in net income.  In the three months ended March 31, 2012 and 2011, there were no foreign sales.

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

4) INVENTORY

Inventory consisted of finished goods of $28,570 and $25,000, at March 31, 2012 and December 31, 2011, respectively.

5) PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following as of March 31, 2012 and December 31, 2011:

	Useful Life- Years	2012	2011
Machinery and equipment	5-10	$66,072	$66,072
Vehicles	3-5	28,587	28,587
Furniture and fixtures	5-7	5,522	5,522
		100,181	100,181
Less accumulated depreciation and amortization		(99,633)	(99,496)

Property and equipment, net		$548	$685

Depreciation and amortization of property and equipment for the three months ended March 31, 2012 and 2011 was $137 and $685, respectively.

6) GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, net, consisted of the following as of March 31, 2012 and December 31, 2011:

	2012	2011
Goodwill:
Acquisition of EIHC on December 7, 2009	$7,099,110	$7,099,110
Impairment recognized on acquisition of EIHC	(7,099,110)	(7,099,110)
Net	-	-

Acquisition of Gulf States Chlorinator & Pump Inc.on March 1, 2006	237,464	237,464

Other Intangible Assets:
Trade name and customer accounts:
Acquisition of intangible assets of Kerrigan
Dupree, Inc. on April 17, 2007	60,000	60,000
Accumulated amortization	(26,500)	(22,000)
Net	33,500	38,000

Intangible assets, net	$270,964	$275,464

Goodwill is not amortized but is reviewed for impairment at least annually. The trade name and customer accounts and the patent costs are amortized over their estimated economic lives of 10 years. Expected future amortization of intangible assets for the years ending March 31, 2013, 2014, 2015 and 2016 is $6,000.

 7) DEBT

Debt consisted of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Equisol:
Credit Card due	2290	2290

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
	-	-

Convertible Debt due related parties and others, interest at 8%, due on demand, secured by all Equisol assets under a lien junior to that of the $400,000 promissory note payable to related party (see Note 8), convertible into Equisol membership units	107,202	136,326

Convertible Debt to chief executive officer of Equisol, interest at 8%, due January 1, 2012, convertible at $0.20	22,000	22,000

Loan payable to chief executive officer of the Company, interest at 8%, due on demand .	119,667	89,582

Loan payable to former owners of E & I, interest at 0%, due on demand. (see the related discussion above in this table related to the balance due of $16,508 at December 31, 2011 and 2010, respectively, under the revolving line of credit with another bank).	43,357	43,357

Convertible debt due to former owner of Tower Turbines, Inc., interest due at 12%, due on September 1, 2014	50,000	50,000

Gulf States:
SBA guaranteed loan payable to financial institution,interest at prime rate plus 2.75%, due in monthly installments of principal and interest of $3,100 with balance due on May 31, 2016, secured by guaranties of Equisol and two officers of the Company, certain personal property, and certain real property owned by two officers of the Company. The loan requires, among other things, prior lender written consent concerning transfer or disposal of Company assets, payment of distributions, or changes in ownership structure during the period the loan is outstanding	198,133

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
	117,689	117,689

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
	2,188	2,188

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
	696	6,656

Convertible Promissory Note to Leland Martin. LLC, interest at a rate of 9.875% semi-annually (15% default rate), is due on August 18, 2012 and is convertible at the option of the holder in whole or in part into Company common stock at a Variable Conversion price equal to 65% of the market price (defined as the average of the lowest three closing prices for the common stock during the term of the note preceding the conversion date). The Company can prepay the notes in full if it so chooses.	15,000	15,000

Total	730,761	688,964

Less current portion of debt	(512,753)	(470,956)

Long term portion of debt	$218,008	$218,008

Maturities of the debt as of March 31, 2012 for the next five years and thereafter are as follows:

Year ending
December 31,
2012	603,219
2013	47,003
2014	47,114
2015	50,707
2016	12,145
Total	$760,188
Unamortized debt discount	59,427
Net	$730,761

Accrued interest on debt consisted of the following at March 31, 2012 and and December 31, 2011:

	2012	2011
Equisol loan payable to chief executive officer of the Company	$98,815	$98,184
EIHC convertible debt	10,809	3,214
Equisol convertible debt	49,791	22,725
Secured Promissory Note payable to a related party	51,677	43,870
Total	$211,092	$167,993

Interest expense incurred for the three months ended March 31, 2012 and 2011 is summarized as follows:

	2012	2011
Equisol	$27,673	$39,126
Gulf States	2,090	9,742
EIHC (including debt discount of $32,318)	35,835	36,471
Total	$65,598	$85,339

8) NOTE PAYABLE TO RELATED PARTY

In August 2010, Equisol received cash advances of approximately $400,000 from PDIR, LLC to satisfy Equisol’s obligations under its bank line of credit.  PDIR, LLC is controlled by two officers of the Company.

The $400,000 promissory note is due in 4 equal installments of $100,000 plus accrued interest theron at a rate of 8% per annum (overdue principal of 12% per annum) and is secured by all the assets of Equisol, which total $165,581 at March 31, 2012.

The $395,452 balance of the note is due as follows:

Year Ending December 31,
2012	195,452
2013	100,000
2014	100,000
Total	$395,452

9) COMMON STOCK (Before 1:200 Reverse Split)

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

At March 31, 2012, the XIOM convertible note holder holding the 2,300,000 shares also holds $125,000 of notes sold to investors from June 2009 to August 2009 that were due between December 2009 and February 2010, with a conversion price equal to 75% of the 30 day moving average of the closing price of XIOM’s common stock prior to such conversion.

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

On February 3, 2012, the Company issued 46,954 shares of its common stock in satisfaction of $5,869.25 of debt obligations to Warchest Capital (See Note 7).

On February 9, 2012, the Company issued 26,848 shares of its common stock to a legal firm pursuant to a services agreement.  The $1,074 fair value of the shares at February 9, 2012 was included in the selling, general, and administrative expenses in the three months ended March 31, 2012.

For the three months ended March 31, 2012, the Company issued a total of 533,732 shares of its common stock pursuant to the EIHC and Equisol employment agreements discussed in Note 12.  The $51,000 fair value of the shares was included in the selling, general, and administrative expenses in the three months ended March 31, 2012.

10) STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock option and warrant activity for the year ended December 31, 2010 and the three months ended March 31, 2012 follows:

	Common Shares Equivalent
	Stock Options	Warrants
Outstanding at December 31, 2009	30,933	16,270

Granted and issued	-	7,200
Exercised	(2,281)	-
Forfeited/ expired/ cancelled	(1,057)	-

Outstanding at December 31, 2010	27,595	25,470

Granted and issued (See Note 9)	-	6,000
Exercised (See Note 9)	-	-
Forfeited/expired/cancelled (See Note 9)	(26,525)	(18,270)

Outstanding at December 31, 2011	0	13,200

Stock options outstanding at March 31, 2012 follow:

Granted in Year Ended	Number Outstanding	Exercise	Expiration
December 31,	and Exercisable	Price	Date

Total	0

Warrants outstanding at March 31, 2012 follow:

Issued in Year Ended December 31,	Number Outstanding and Exercisable	Exercise Price	Expiration Date

2010	2,200	$0.75	December 31, 2012
2010	5,000	$0.25	December 31, 2013
2011	6,000	$0.10	July 8, 2014

Total	13,200

As a result of the Chapter 7 filing of the Xiom subsidiary, all Xiom related options and warrants are immediately terminated on October 13, 2011.

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

For the three months ended March 31, 2012 and 2010, the income tax provision consisted of:

	2011	2010
GSCP - Federal income tax	$-	$-
GSCP – State income tax	-	-
Equisol – State income tax	-	-
Total	$-	$-

As of March 31, 2012, EIHC had net operating loss carryforwards of approximately $500,000 which expire in 2029, 2030 and 2031.

Changes in the ownership of EIHC that have occurred in the past or that could occur in the future may limit the future utilization of these net operating loss carryforwards pursuant to federal and state tax statutes and regulations.  The amount of such limitations, if any, have not been quantified by the Company.

At March 31, 2012 and December 31, 2011, the Company maintained a full valuation allowance against the gross deferred tax asset arising from the net operating and capital loss carry forwards because, in management’s opinion at this time, it is more likely than not, such benefits will not be realized during the respective carryforward periods.

At March 31, 2012 and December 31, 2011, the net deferred tax asset consists of:

	2012	2011

Deferred tax asset relating to net operating loss carry forwards of EIHC	$385,000	$175,000

Valuation Allowance	(385,000)	(175,000)

Deferred tax asset, net	$-	$-

12) COMMITMENTS AND CONTINGENCES

LEASES

The Company’s subsidiaries lease office, manufacturing and warehouse space pursuant to various leases on a month-to-month basis. Rent expense for the three months ended March 31, 2012 and 2011 was approximately $8,509 and $13,048, respectively.

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

In June 2011, Equisol moved its gulf coast offices to a new facility in Kemah, Texas for a term of five years with a base rent of $2,500 per month.

At March 31, 2012, the minimum payments under operating leases for the next three years and thereafter are as follows:

Year ending December 31,
2012	$30,000
2013	30,000
2014	15,000
Thereafter	-
TOTAL	$75,000

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

An analysis of compensation expense charged to operations for the nine months ended March 31, 2012 and accrued compensation payable at March 31, 2012 under the three employment agreements with the three executive officers of EIHC, Equisol, and XIOM follows:

	Continuing Operations
	EIHC	Equisol	TOTAL

Cash Compensation
Base Salary	$203,070	$100,000	$303,070
Minimum Bonus	198,275	-	198,275
	401,345	100,000	501,345
Other	5,568	-	5,568
Total Cash Compensation	406,913	100,000	506,913

Stock Compensation
Total Stock Compensation	100,000	50,000	150,000

Total Compensation Expense	$506,913	$150,000	$656,913

Accrued Compensation Payable at March 31, 2012	$736,034	$122,000	$848,034

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

On August 4, 2010, two former officers of GSCP filed a complaint seeking to terminate their employment agreements for good cause and unspecified damages.  On October 5, 2010, Equisol filed a Reconventional Demand against the former officers alleging, among other things, breach of contract and amended the same on October 27, 2010.  Discovery has been initiated and depositions are ongoing.  GSCP revenues during the first three months ended March 31, 2012 were much lower than those experienced in any quarter of the year ended December 31, 2010 as GSCP has implemented a new gross profit pricing strategy for customers.

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

13) GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements as of March 31, 2012, the Company has a total Stockholders’ Deficit of $4,894,339 and negative working capital of $1,492,978. Additionally, the Company incurred a Net Loss of $319,850 for the three months ended March 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company will continue seeking to raise money through a series of equity and debt transactions in 2012.

14) DISCONTINUED OPERATIONS

As described in Note 1, the board of directors determined in November 2010 that it would be in the best interests of the stockholders to sell XIOM Corp. On March 25, 2011, Xiom filed a petition in the United States Bankruptcy Court (District of Delaware) under Chapter 7 of the United States Bankruptcy Code requesting liquidation of its assets and liabilities and effectively ceased all operations.  .  On October 13, 2011, the U.S. Bankruptcy Court approved the trustees report of no distribution and abandonment of Xiom’s assets and closed the bankruptcy proceedings the effect of which on the consolidated financials of the Company is the cancellation of 5,305,000 Xiom options and 3,653,916 Xiom warrants, a net profit gain of $2,551,066, and a reduction of accumulated shareholders deficit of $9,076,948 all attributed to the discontinued operation.

For the nine months ended September 2011 and 2010, loss from discontinued operations consisted of:

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

The assets and liabilities of XIOM at March 31, 2012 and December 31, 2010 consisted of:

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

Substantially all revenues for thethree months ended March 31, 2012 and 2011 were derived from customers located in the United States.

In the three months ended March 31, 2012, two customers accounted for 27% and 54% of consolidated revenues.

In the nine months ended March 31, 2012, three customers accounted for 12%, 29%, and 31% of consolidated revenues.

16) SUBSEQUENT EVENTS

None

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

We believe our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements.  Our Annual Report on Form 10-K for the year ended December 31, 2010 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2010, except as noted below.  See our Note 1 in our unaudited consolidated financial statements for the nine months ended March 31, 2012, as set forth herein, and our Note 2 of those unaudited consolidated financial statements for the summary of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Results of Operations

For the nine months ended March 31, 2012, the Company recorded $1,290,173 in sales and cost of sales of $673,663. This is in comparison to total sales of $2,305,281 and cost of sales of $1,133,924 for the nine months ended September 30, 2010. These amounts exclude the results of operations of the Company’s discontinued operations. Gross profit for the nine months ended March 31, 2012 was $616,510 or 47.8%.  This decrease in sales and increase in gross profit from fiscal 2010 resulted primarily from general economic conditions and the Company's decision to pursue profitable sales while reducing unprofitable lines.

Selling, general and administrative expenses increased from $1,434,603 for the nine months ended September 30, 2010 to $1,642,016 for the nine months ended March 31, 2012.

Other expense increased from $40,291 for the nine months ended September 30, 2010 to $162,238 for the nine months ended March 31, 2012, principally due to the $94,500 excess of the fair market value of shares issued for the settlement of debt.

Loss from continuing operations for the nine months ended March 31, 2012 was $319,850 compared to $303,537 for the three months ended March 31, 2011, an increase of $1,034,177. The increase in loss from continuing operations was principally due to the parent holding company selling, general, and administrative expenses, in addition to the acquisition costs of Tower Turbines Inc. which increased Equisol’s operating expenses by $150,000 in June 2011.  For the third quarter, Equisol experienced reduced sales due to the fact that several jobs expected to be completed prior to quarter end were delayed until the fourth quarter.  In addition, a few large new contracts that were planned to start in the third quarter have been deferred by Equisol’s customers which further reduced our revenue recognition for the quarter and into the fourth quarter.

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

Liquidity and Capital Resources

At March 31, 2012, we had cash and cash equivalents of $1,923, compared to $18,323 at December 31, 2011. Working capital was a negative $1,637,110 at March 31, 2012 and negative $1,134,252 at December 31, 2011. To date, we have funded our operations, including our research and development activities, through funds derived from several private placements of an aggregate of approximately $3.5 million of equity securities and convertible debt issues.

Based on our current plan of operations and the cash on hand, we believe that our current cash balances will not be sufficient to fund operations through December 31, 2012.

As of March 31, 2012, we had an accumulated deficit of approximately $10 million. Our ability to continue our operations as a going concern is subject to our ability to obtain required additional capital to fund our operations until our sales efforts result in positive cash flow, and there can be no assurance that we will be able to do so.

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

Our principal executive and principal financial officer concluded our disclosure controls and procedures were effective at March 31, 2012.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in internal controls over financial reporting which materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company has been a party to an action commenced against EIHC and its subsidiary XIOM relating to defaulted notes of XIOM with a face value totaling $820,000.  On or about November 18, 2010, the plaintiffs filed for a stipulation of dismissal.  On March 25, 2011, XIOM filed for bankruptcy protection.  Also on March 25, 2011, the noteholders representing the $820,000 executed Conversion Agreements with EIHC and XIOM to convert their notes payable and accrued interest into common stock in full and complete satisfaction of the notes (See Note 16). .  On October 13, 2011, the U.S. Bankruptcy Court approved the trustees report of no distribution and abandonment of Xiom’s assets and closed the bankruptcy proceedings the effect of which on the consolidated financials of the Company is the cancellation of 5,305,000 Xiom options and 3,653,916 Xiom warrants, a net profit gain of $2,551,066, and a reduction of accumulated shareholders deficit of $9,076,948 all attributed to the discontinued operation.

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

Since our inception, we have incurred significant losses and negative cash flows from operations.  As of March 31, 2012, we had an accumulated deficit of $12.5 million, and may incur additional losses in the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products.  In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations.  Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently, and successfully complete the development of our products, which may include manufacturing and marketing our products.  There can be no assurance that any such events will occur or that we will ever become profitable.  Even if we do achieve profitability, we cannot predict the level of such profitability.  If we sustain losses over an extended period of time, we may be unable to continue our business.

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

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.
(Registrant)

Date: May 21, 2012	By:	/s/ Michael D. Parrish
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