Form 10-Q
period 2012-06-30
Environmental Infrastructure Holdings Corp
filed 2013-03-13
CIK 1160479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
(Title of each Class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☐      NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐      NO ☒

Number of shares of Environmental Infrastructure Holdings Corp.. Common Stock, $.001 par value, outstanding as of Mar 13, 2012:  1,581,569
Number of shares of Environmental Infrastructure Holdings Corp.. Preferred Stock, $.001 par value, outstanding as of Mar 13, 2012:  6,948,810

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.

Form 10-Q

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited and unreviewed)

Environmental Infrastructure Holdings Corp.
Consolidated Balance Sheets
As of June 30, 2012 and December 31, 2011
(Unaudited and unreviewed)

	Q2 2012 (unaudited and unreviewed)	2011
ASSETS
Current Assets
Cash and cash equivalents	12,620	61,177
Accounts receivable, net of allowance for doubtful accounts of $205,000 and $205,000, respectively	121,798	185,844
Inventory	28,698	25,000
Prepaid expenses and other current assets	-	-
Total Current Assets	163,116	272,021

Property and equipment, net of accumulated depreciation and amortization	411	685

Intangible assets, net of accumulated amortization and impairment allowances	29,000	32,000

Total Assets	192,527	304,706

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Current portion of debt	586,963	470,956
Current portion of secured promissory note payable to related party	90,713	98,201
Accounts payable	609,503	574,181
Accrued expenses	120,072	130,352
Accrued compensation	133,795	625,454
Accrued interest	208,508	179,902
Total Current Liabilities	1,749,554	2,079,046

Long term portion of debt	147,182	218,008
Long term portion of secured promissory note payable to a related party	300,000	300,000
Total Liabilities	2,196,736	2,597,054

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value; authorized 25,000,000 shares, 6,948,210 issued	695	695
Common stock, $.0001 par value; authorized 125,000,000 shares: issued and outstanding 1,581.569 and 538,039 shares respectively)	135	54
Committed to be issued 3,134,152 and 0 shares respectively	7	7
Additional paid in capital	8,137,078	7,290,711
Deficit	(10,142,124)	(9,583,814)
Total Stockholders' Deficit	(2,004,209)	(2,292,348)

Total Liabilities and Stockholder's Deficit	192,527	304,706

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Operations
For the Six Months Ended June 30,
(Unaudited and unreviewed)

	Three Months	Three Months	Six Months	Six Months
	2012	2011	2012	2011

Revenues	343,264	354,220	556,954	974,528

Cost of Revenues	79,296	147,587	157,407	489,560

Gross Profit	263,968	206,633	399,547	484,968

Operating Expenses
Marketing costs associated with future product development and sales incurred on acquisition of Tower Turbines, Inc. (Note 9)	-	150,000	-	150,000
Selling, general and administrative expenses	457,764	515,727	879,913	999,003
Operating Loss	(193,796)	(459,094)	(480,366)	(664,035)

Other (Expense) Income
Interest Expense	(44,664)	(14,340)	(77,944)	(38,232)
Interest Income	0	1	0	1
Gain on settlement of debt	-	17,600	-	17,600
Total Other (Expense) Income	(44,664)	3,261	(77,944)	(20,631)

Loss from Continuing Operations before Income Tax Provision	(238,460)	(455,833)	(558,310)	(684,666)

Income tax provision	-	-	-	-

Loss from Continuing Operations	(238,460)	(455,833)	(558,310)	(684,666)

Loss from Discontinued Operations, net of income tax	-	-	-	(155,234)

Net Loss	(238,460)	(455,833)	(558,310)	(839,900)

Loss per common share, basic and diluted:
Loss from continuing operations	(0.21)	(1.09)	(0.49)	(2.12)
Loss from discontinued operations	-		-	-
Net Loss	(0.21)	(1.09)	(0.49)	(2.12)

Weighted average number of common shares outstanding, basic and diluted	1,145,573	417,548	1,145,573	395,586

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Stockholders' Deficit
For the Six Months Ended June 30, 2012 (Unaudited and unreviewed) and for the Year Ended December 31, 2011

	Series A Preferred Stock		Common Stock, $.0001 Par Value
	Issued Shares		Issued Shares		Shares Committed to be Issued		Additional Paid	Accumulated	Total Stockholders'
	Shares	Par Value	Shares	Par Value	Shares	Par Value	In Capital	Deficit	Deficit

Balance, December 31, 2009	-	-	209,056	$21	48,050	$5	$5,350,923	$(8,603,153)	$(3,252,204)

Additional shares committed to be issued to members of Equisol due to nonreceipt of $1,500,000 by February 5, 2010 per the terms of the membership purchase agreement dated December 7, 2009	-	-	-	-	78,216	8	(8)	-	-

Issuance of shares which were committed to be issued to parties at December 31, 2009	-	-	7,625	1	(7,625)	(1)	-	-	-

Sales of shares under private placement, net of offering costs of $10	-	-	2,200	-	-	-	109,990	-	109,990

Conversion of debt and accrued interest at January 22, 2010	-	-	3,018	-	-	-	162,972	-	162,972

Sale of shares in May 2010	-	-	3,750	-	-	-	125,000	-	125,000

Exercise of stock options pursuant to cashless exercise provisions	-	-	2,281	-	-	-	-	-	-

Issuance of shares and warrants and shares and warrants committed to be issued for consulting services	-	-	4,000	1	1,750	-	181,899	-	181,900

Issuance of shares and shares committed to be issued pursuant to employment agreements	-	-	10,619	1	6,455	1	179,759	-	179,761

Interest expense charge resulting from reduction in conversion price of convertible notes and exercise price of warrants pursuant to December 3, 2010 agreement	-	-	-	-	-	-	26,826	-	26,826

Net loss for year ended December 31, 2010	-	-	-	-	-	-	-	(2,428,584)	(2,428,584)

Balance, December 31, 2010	-	-	242,549	24	126,846	13	6,137,361	(11,031,737)	(4,894,339)

Issuance of shares which were committed to be issued to parties at December 31, 2010	-	-	125,846	13	(125,846)	(13)	-	-	-

Benficial conversion feature relating to issuance of debt on February 8, 2011	-	-	-	-	-	-	26,520	-	26,520

Issuance of shares to former employee pursuant to Mutual Termination and Release Agreement	-	-	750	-	-	-	4,500	-	4,500

Conversion of debt and accrued interest on March 25, 2011	-	-	22,808	2	-	-	150,985	-	150,987

Issuance of shares and shares committed to be issued for consulting services	-	-	34,750	4	3,600	-	205,812	-	205,816

Issuance of shares to former employee pursuant to Mutual Termination and Release Agreement	-	-	4,400	-	-	-	26,400	-	26,400

Benficial conversion feature relating to issuance of debt on May 5, 2011 and June 17, 2011	-	-	-	-	-	-	29,250	-	29,250

Shares issued in connection with acquisition of Tower Turbines, Inc. on June 1, 2011	-	-	10,000	1	-	-	99,999	-	100,000

Shares issued July 19, 2011 in settlement of Equisol debt ($8,964) and accrued interest ($31,036), including $72,000 excess of the fair market value of the shares ($112,000) over debt settled ($40,000)	-	-	20,000	2	-	-	111,998	-	112,000

Shares issued August 22, 2011 in settlement of Equisol debt ($14,377) and accrued interest ($623), including $22,500 excess of the fair market value of the shares ($37,500) over debt settled ($15,000)	-	-	7,500	1	-	-	37,499	-	37,500

Conversion of EIHC debt due Asher Enterprises, Inc. into Company common stock	-	-	55,860	6	-	-	70,714	-	70,720

Benficial conversion feature relating to issuance of debt on July 14, 2011	-	-	-	-	-	-	58,375	-	58,375

Issuance of Series A Preferred Stock in satisfaction of accrued salaries payable to two officers	6,948,810	695	-	-	-	-	114,305	-	115,000

Issuance of shares and shares committed to be issued pursuant to employment agreements	-	-	13,576	1	62,783	6	216,993	-	217,000

Net gain for year ended December 31, 2011	-	-	-	-	-	-	-	1,447,923	1,447,923

Balance, December 31, 2011	6,948,810	$695	538,039	$54	67,383	$7	$7,290,711	$(9,583,814)	$(2,292,348)

Conversion of EIHC debt due Warchest Capital into Company common stock	-	-	46,954	5	-	-	5,864	-	5,869

Issuance of shares to Brinen & Associates, LLP for services due	-	-	26,848	3	-	-	1,071	-	1,074

Issuance of shares and shares committed to be issued pursuant to employment agreements	-	-	533,732	53	-	-	50,947	-	51,000

Net loss for three months ended March 31, 2012	-	-	-	-	-	-	-	(319,850)	(319,850)

Balance, Mar 31, 2012	6,948,810	$695	1,145,573	$115	67,383	$7	$7,348,593	$(9,903,664)	$(2,554,255)

Issuance of shares and shares committed to be issued pursuant to employment agreements	-	-	-	-	202,840	20	25,667	-	25,687

Conversion of debt to Capital Account of Subsidiary							762,818		762,818

Net loss for three months ended Jun 30, 2012	-	-	-	-	-	-	-	(238,460)	(238,460)

Balance, June 30, 2012	6,948,810	$695	1,145,573	$115	270,223	$27	$8,137,078	$(10,142,124)	$(2,004,209)

See accompanying notes to consolidated financial statements.

Environmental Infrastructure Holdings Corp.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(Unaudited and unreviewed)

	2012	2011

Cash Flow from Operating Activities
Net Loss	(558,310)	(839,900)
Loss from discontinued operations	0	155,234
Adjustments to reconcile net loss to cash used in operating activities:	0
Provision for doubtful accounts	0	0
Depreciation and amortization	273	7,871
Amortization of debt discounts	0	22,400
Issuance of stock for services	0	160,500
Issuance of debt and stock for marketing expenses related to acquisition of Tower Turbines, Inc.		150,000
Gain on settlement of former employee compensation liability based on terms of Mutual Termination and Release Agreement		(17,600)
Net change in operating assets and liabilities:	0
Accounts Receivable	66,076	337,298
Inventory	(3,698)	8,770
Prepaid expenses and other current assets	(10,096)	0
Accounts payable	18,882	(245,243)
Accrued expenses	41,404	(6,023)
Accrued compensation	(541,658)	155,250
Accrued interest	11,058	36,812
Net cash provided by (used in) operating activities - continuing operations	(976,069)	(74,631)
Net cash used in operating activities - discontinued operations	0	(2,009)
Net cash used in operating activities	(976,069)	(76,640)

Cash Flow from Investing Activities
Intangible assets additions	3,000	0
Property and equipment additions	0
Net cash provided by (used in) investing activities - continuing operations	3,000	0
Net cash provided by (used in) investing activities - discontinued operations	0	0
Net cash provided by (used in) operating activities	3,000	0

Cash Flow from Financing Activities
Increases in debt	0	143,000
Repayment of debt	648,298	(33,646)
Loans from related party	(588,853)	(9,000)
Loans to XIOM (discontinued operation)	0	0
Transfers from XIOM (discontinued operation) of proceeds from private placement pursuant to acquisition of Equisol	0
Proceeds from private placement and private offerings of common stock, net of offering costs	83,610	0
Net cash provided by (used in) financing activities - continuing operations	143,055	100,354
Net cash provided by (used in) financing activities - discontinued operations	0	0
Net cash provided by (used in) financing activities	143,055	100,354

Increase (decrease) in cash and cash equivalents	(830,014)	23,714
Cash and cash equivalents, beginning of quarter	61,177	20,464
Cash and cash equivalents, end of quarter	(768,837)	44,178
Less cash and cash equivalents of discontinued operations at end of quarter	0	(132)
Cash and cash equivalents of continuing operations at end of quarter	(768,837)	44,046

Supplemental disclosures of cash flow information:
Interest paid		7,142
Income taxes paid

See accompanying notes to consolidated financial statements.

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Six Months Ended June 30, 2012
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

Interim Financial Statements

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q.  These unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations.  The accompanying consolidated financial statements at June 30, 2012 and for the three and six month periods ended June 30, 2012 and 2011 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The consolidated balance sheet as of December 31, 2011, is derived from statements included in the Company’s Form 10-K/A filed with the SEC on May 4, 2011. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements in that Form 10-K/A. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The unaudited consolidated balance sheet at June 30, 2012 includes the accounts of EIHC and its wholly-owned subsidiary Equisol (including Equisol’s Gulf States subsidiary).  The unaudited consolidated statements of operations, stockholders’ deficit, and cash flows for the six months ended June 30, 2012 and 2011 include the accounts of EIHC and Equisol.  In November 2010, the Board of Directors determined to sell the Company’s wholly-owned subsidiary XIOM Corp, and its results of operations and assets and liabilities are shown as a discontinued operation in 2011 and 2010 (See Note 14). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Basic EPS is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS gives effect to all potentially dilutive common shares during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. For the six months ended June 30, 2012 and 2011, the diluted loss per common share calculation excluded the following potentially dilutive securities:

	Common Shares Equivalent
	Six Months Ended June 30,
	2012	2011
Convertible notes payable (see Note 7)	38,175	94,426
Stock options (see Note 10)	0	26,525
Common stock purchase warrants (see Note 10)	13,200	24,570
Total	51,915	145,521

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

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's consolidated financial statements. For the six months ended June 30, 2012 and 2011, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions.

FOREIGN CURRENCY TRANSLATION

For any future foreign subsidiaries, where the functional currency is other than the U.S. Dollar, revenue and expense accounts will be translated at the average rates during the period, and the balance sheet items will be translated at period end rates. Translation adjustments arising from the use of differing exchange rates from period to period will be included as a component of Stockholders’ Equity.  Gains and losses from foreign currency transactions are included in net income.  In the six months ended June 30, 2012 and 2011, there were no foreign sales.

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

3)  ACQUISITION OF EIHC AND DISCONTINUED OPERATIONS

As noted above, on December 7, 2009, EIHC (legal acquirer) acquired Equisol and its subsidiaries (legal acquiree) in a transaction which has been accounted for in the accompanying consolidated financial statements as a reverse merger. As a result, the financial position and results of operations of EIHC and its subsidiary XIOM prior to the date of the acquisition have been excluded from the accompanying consolidated financial statements  In connection with the merger, Equisol members received a total of 18,563,693 shares of common stock.

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

4) INVENTORY

Inventory consisted of finished goods of $28,698 and $25,000, at June 30, 2012 and December 31, 2011, respectively.

5) PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following as of  June 30, 2012 and December 31, 2011:

	Useful Life- Years	2012	2011
Machinery and equipment	5-10	$66,072	$66,072
Vehicles	3-5	28,587	28,587
Furniture and fixtures	5-7	5,522	5,522
		100,181	100,181
Less accumulated depreciation and amortization		(99,770)	(99,496)

Property and equipment, net		$411	$685

Depreciation and amortization of property and equipment for the six months ended June 30, 2012 and 2011 was $273 and $7,871, respectively.

6) GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, net, consisted of the following as of June 30, 2012 and December 31, 2011:

	2012	2011
Goodwill:
Acquisition of EIHC on December 7, 2009	$7,099,110	$7,099,110
Impairment recognized on acquisition of EIHC	(7,099,110)	(7,099,110)
Net	-	-

Acquisition of Gulf States Chlorinator & Pump Inc.on March 1, 2006	237,464	237,464

Other Intangible Assets:
Trade name and customer accounts:
Acquisition of intangible assets of Kerrigan
Dupree, Inc. on April 17, 2007	60,000	60,000
Accumulated amortization	(31,000)	(22,000)
Net	29,000	38,000

Intangible assets, net	$266,464	$275,464

Goodwill is not amortized but is reviewed for impairment at least annually. The trade name and customer accounts and the patent costs are amortized over their estimated economic lives of 10 years. Expected future amortization of intangible assets for the years ending June 30, 2013, 2014, 2015 and 2016 is $6,000.

 7) DEBT

Debt consisted of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Equisol:
Credit Card due	4,720	2,290

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
	-	-

Convertible Debt due related parties and others, interest at 8%, due on demand, secured by all Equisol assets under a lien junior to that of the $400,000 promissory note payable to related party (see Note 8), convertible into Equisol membership units	188,326	136,326

Convertible Debt to chief executive officer of Equisol, interest at 8%, due January 1, 2012, convertible at $0.20.	22,000	22,000

Loan payable to chief executive officer of the Company, interest at 8%, due on demand.	74,232	89,582

Loan payable to former owners of E & I, interest at 0%, due on demand. (see the related discussion above in this table related to the balance due of $16,508 at December 31, 2011 and 2010, respectively, under the revolving line of credit with another bank).	43,357	43,357

Convertible debt due to former owner of Tower Turbines, Inc., interest due at 12%, due on September 1, 2014	50,000	50,000

Convertible debt due to a third party, interest due at 15%, due on September 9, 2012, convertible at a 50% discount to previous days closing price.	25,000	-

Gulf States:
SBA guaranteed loan payable to financial institution,interest at prime rate plus 2.75%, due in monthly installments of principal and interest of $3,100 with balance due on May 31, 2016, secured by guaranties of Equisol and two officers of the Company, certain personal property, and certain real property owned by two officers of the Company. The loan requires, among other things, prior lender written consent concerning transfer or disposal of Company assets, payment of distributions, or changes in ownership structure during the period the loan is outstanding.	190,937	203,967

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
	696	6,656

Convertible Promissory Note to Leland Martin. LLC, interest at a rate of 9.875% semi-annually (15% default rate), is due on August 18, 2012 and is convertible at the option of the holder in whole or in part into Company common stock at a Variable Conversion price equal to 65% of the market price (defined as the average of the lowest three closing prices for the common stock during the term of the note preceding the conversion date). The Company can prepay the notes in full if it so chooses.	15,000	15,000

Total	734,145	688,964

Less current portion of debt	(586,963)	(470,956)

Long term portion of debt	$147,182	$218,008

Maturities of the debt as of June 30, 2012 for the next five years and thereafter are as follows:

Year ending
December 31,
2012	613,612
2013	47,003
2014	47,114
2015	50,707
2016	12,145
Total	$770,581
Unamortized debt discount	36,436
Net	$734,145

Accrued interest on debt consisted of the following at June 30, 2012 and and December 31, 2011:

	2012	2011
Equisol loan payable to chief executive officer of the Company	$100,322	$98,184
EIHC convertible debt	14,272	3,214
Equisol convertible debt	34,328	22,725
Secured Promissory Note payable to a related party	59,586	43,870
Total	$208,508	$167,993

Interest expense incurred for the six months ended June 30, 2012 and 2011 is summarized as follows:

	2012	2011
Equisol	$29,010	$28,525
Gulf States	5,518	7,142
EIHC (including debt discount of $36,436)	43,416	39,001
Total	$77,944	$74,668

8) NOTE PAYABLE TO RELATED PARTY

In August 2010, Equisol received cash advances of approximately $400,000 from PDIR, LLC to satisfy Equisol’s obligations under its bank line of credit.  PDIR, LLC is controlled by two officers of the Company.

The $400,000 promissory note is due in 4 equal installments of $100,000 plus accrued interest theron at a rate of 8% per annum (overdue principal of 12% per annum) and is secured by all the assets of Equisol, which total $192,527 at June 30, 2012.

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

On December 14, 2011, the company committed to issue 2,941,177 shares of its Series A preferred stock to two company officers as settlement of $10,000 of debts owed to the officers.

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

For the three months ended June 30, 2012, the Company committed to issue 202,840 shares of its common stock pursuant to the EIHC and Equisol employment agreements discussed in Note 12.  The $25,687 fair value of the shares was included in the selling, general, and administrative expenses in the three months ended Jun3 30, 2012.

10) STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock option and warrant activity for the year ended December 31, 2011 and the six months ended June 30, 2012 follows:

	Common Shares Equivalent
	Stock Options	Warrants
Outstanding at December 31, 2010	27,595	25,470

Granted and issued	-	6,000
Exercised	-	-
Forfeited/ expired/ cancelled	(27,595)	(18,270)

Outstanding at December 31, 2011	0	13,200

Granted and issued (See Note 9)	-	-
Exercised (See Note 9)	-	-
Forfeited/expired/cancelled (See Note 9)	(26,525)	-

Outstanding at June 30, 2012	0	13,200

Stock options outstanding at June 30, 2012 follow:

Granted in Year Ended	Number Outstanding	Exercise	Expiration
December 31,	and Exercisable	Price	Date

Total	0

Warrants outstanding at June 30, 2012 follow:

Issued in Year Ended December 31,	Number Outstanding and Exercisable	Exercise Price	Expiration Date

2010	2,200	$0.75	December 31, 2012
2010	5,000	$0.25	December 31, 2013
2011	6,000	$0.10	July 8, 2014

Total	13,200

As a result of the Chapter 7 filing of the Xiom subsidiary, all Xiom related options and warrants are immediately terminated on October 13, 2011.

11) INCOME TAXES

For 2009 and prior years, EIHC, Equisol, GSCP, and XIOM have filed separate federal and state income tax returns; returns for 2011 have been filed. Equisol filed its returns as a partnership and as such their federal taxable income (loss) has been allocated and taxed to their members and were not taxable to Equisol. For income taxes, GSCP has used February 28 as its year end.

For the three months ended June 30, 2012 and 2011, the income tax provision consisted of:

	2012	2011
GSCP - Federal income tax	$-	$-
GSCP – State income tax	-	-
Equisol – State income tax	-	-
Total	$-	$-

As of June 30, 2012, EIHC had net operating loss carryforwards of approximately $500,000 which expire in 2029, 2030 and 2031.

Changes in the ownership of EIHC that have occurred in the past or that could occur in the future may limit the future utilization of these net operating loss carryforwards pursuant to federal and state tax statutes and regulations.  The amount of such limitations, if any, have not been quantified by the Company.

At June 30, 2012 and December 31, 2011, the Company maintained a full valuation allowance against the gross deferred tax asset arising from the net operating and capital loss carry forwards because, in management’s opinion at this time, it is more likely than not, such benefits will not be realized during the respective carryforward periods.

At June 30, 2012 and December 31, 2011, the net deferred tax asset consists of:

	2012	2011

Deferred tax asset relating to net operating loss carry forwards of EIHC	$385,000	$175,000

Valuation Allowance	(385,000)	(175,000)

Deferred tax asset, net	$-	$-

12) COMMITMENTS AND CONTINGENCES

LEASES

The Company’s subsidiaries lease office, manufacturing and warehouse space pursuant to various leases on a month-to-month basis. Rent expense for the six months ended June 30, 2012 and 2011 was approximately $18,228 and $16,078, respectively.

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

At June 30, 2012, the minimum payments under operating leases for the next three years and thereafter are as follows:

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

The agreement with EIHC’s chief executive officer has a term of two years and provides for a base salary of $250,000 per year, annual stock grants equal to $100,000, a fixed bonus of no less than $250,000 per year, and two fully vested exercisable stock options to purchase 10% of the then issued and outstanding common stock of the Company on each of the two dates that the Company attains annual revenues of $20,000,000 and $30,000,000 (at an exercise price equal to the market price on the date of the grant). The agreement provides for fringe benefits such as Company paid life insurance and 401(K) plan participation. It also contains provisions related to termination of the executive, whom may be entitled to a cash payment over 24 months equal to twice his base pay under certain circumstances.

The agreement with Equisol’s chief executive officer has a term of three years and provides for a base salary of $100,000 per year and annual stock grants equal to $50,000. The agreement also provides for certain fringe benefits.

The agreement with XIOM’s chief executive officer had a term of three years and provides for a base salary of $120,000 per year, annual stock grants equal to $30,000, a bonus of no less than 1% of XIOM’s net income per year, and signing grants of 250.000 stock options (to vest 20% per year of service), and 500,000 additional stock options (to vest 20% each year that XIOM gross revenues exceed $10,000,000). The agreement also provides for certain fringe benefits. It also contains provisions related to termination of the executive, whom may be entitled to receive a quarter of his base compensation under certain circumstances.  This agreement terminated with the Chapter 7 liquidation of the Xiom subsidiary.

On May 9, 2011, the Company issued 880,000 shares of its common stock in lieu of accrued compensation pursuant to a release agreement with a former employee.  The $17,600 excess of the liability settled ($40,000) over fair value of the shares was included in other income in the three months ended March 31, 2011.

On April 5, 2012, the Chief Executive Officer of the Company agreed to reduce his accrued compensation by $762,818 in a non-cash intercompany transaction resulting in his capital account of the Company’s subsidiary, Equisol, LLC, being increased by the same amount.

An analysis of compensation expense charged to operations for the six months ended June 30, 2012 and accrued compensation payable at June 30, 2012 under the two employment agreements with the two executive officers of EIHC and Equisol follows:

	Continuing Operations
	EIHC	Equisol	TOTAL

Cash Compensation
Base Salary	$125,000	$50,000	$175,000
Minimum Bonus	125,000	-	125,000
	250,000	50,000	300,000
Other	5,568	-	5,568
Total Cash Compensation	255,568	50,000	305,568

Stock Compensation
Total Stock Compensation	50,000	25,000	75,000

Total Compensation Expense	$305,568	$75,000	$380,568

Accrued Compensation Payable at June 30, 2012	$83,795	$50,000	$133,795

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

13) GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements as of June 30, 2012, the Company has a total Stockholders’ Deficit of $2,004,209 and negative working capital of $1,492,978. Additionally, the Company incurred a Net Loss of $558,310 for the six months ended June 30, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Substantially all revenues for the six months ended June 30, 2012 and 2011 were derived from customers located in the United States.

In the three months ended June 30, 2012, three customers accounted for 13%, 16% and 46% of consolidated revenues.

In the six months ended June 30, 2012, three customers accounted for 10%, 20%, and 40% of consolidated revenues.

16) SUBSEQUENT EVENTS

On August 23, 2012, the Company’s Chairman and CEO resigned from the board and the Company to pursue other opportunities.

Item 2 – Management’s Discussion and Analysis of Financial Condition And Results of Operations

SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  This document contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance.  These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements.  Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “targets” and similar expressions.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information about Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We believe our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements.  Our Annual Report on Form 10-K for the year ended December 31, 2011 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2011, except as noted below.  See our Note 1 in our unaudited and unreviewed consolidated financial statements for the six months ended June 30, 2012, as set forth herein, and our Note 2 of those unaudited and unreviewed consolidated financial statements for the summary of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Results of Operations

For the six months ended June 30, 2012, the Company recorded $556,954 in sales and cost of sales of $157,407. This is in comparison to total sales of $974,528 and cost of sales of $489,560 for the six months ended June 30, 2011. These amounts exclude the results of operations of the Company’s discontinued operations. Gross profit for the six months ended June 30, 2012 was $399,547 or 71.7%.  This decrease in sales and increase in gross profit from fiscal 2011 resulted primarily from general economic conditions and the Company's decision to pursue profitable sales while reducing unprofitable lines.

Selling, general and administrative expenses decreased from $999,003 for the six months ended June 30, 2011 to $879,912 for the six months ended June 30, 2012.

Other expense increased from $20,631 for the six months ended June 30, 2011 to $77,944 for the six months ended June 30, 2012.

Loss from continuing operations for the six months ended June 32, 2012 was $558,310 compared to $684,666 for the six months ended June 30, 2011, a decrease of $130,209.

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

Liquidity and Capital Resources

At June 30, 2012, we had cash and cash equivalents of $12,620 compared to $61,177 at December 31, 2011. Working capital was a negative $1,637,110 at June 30, 2012 and negative $1,134,252 at December 31, 2011. To date, we have funded our operations, including our research and development activities, through funds derived from several private placements of an aggregate of approximately $3.5 million of equity securities and convertible debt issues.

Based on our current plan of operations and the cash on hand, we believe that our current cash balances will not be sufficient to fund operations through December 31, 2012.

As of June 30, 2012, we had an accumulated deficit of approximately $10 million. Our ability to continue our operations as a going concern is subject to our ability to obtain required additional capital to fund our operations until our sales efforts result in positive cash flow, and there can be no assurance that we will be able to do so.

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

Our principal executive and principal financial officer concluded our disclosure controls and procedures were effective at June 30, 2012.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in internal controls over financial reporting which materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 which could materially affect our business, financial condition, or future results of operations.  The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.  Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Risks Related To Our Business

EIHC has incurred losses since inception and expects to incur significant net losses in the foreseeable future and may never become profitable.

Since our inception, we have incurred significant losses and negative cash flows from operations.  As of June 30, 2012, we had an accumulated deficit of $10.1 million, and may incur additional losses in the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products.  In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations.  Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently, and successfully complete the development of our products, which may include manufacturing and marketing our products.  There can be no assurance that any such events will occur or that we will ever become profitable.  Even if we do achieve profitability, we cannot predict the level of such profitability.  If we sustain losses over an extended period of time, we may be unable to continue our business.

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

ENVIRONMENTAL INFRASTRUCTURE HOLDINGS CORP.
(Registrant)

Date: March 13, 2013	By:	/s/ Kurt M. Given
Kurt M. Given
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